Form 10-Q
period 2021-09-30
GROVE, INC.
filed 2021-11-15
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______

Commission File Number 333-255266

GROVE, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-3378978
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1710 Whitney Mesa Drive, Henderson NV	89014
(Address of principal executive offices)	(Zip Code)

(701) 353-5425

(Registrant’s telephone number, including area code)

_______________________________________________________________

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES      ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 12, 2021, there were 16,378,006 common shares issued and outstanding.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited condensed consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Grove, Inc., unless otherwise indicated.

We operate in a rapidly changing environment and new risks emerge from time to time. As a result, it is not possible for our management to predict all risks, such as the COVID-19 outbreak and associated business disruptions including delayed clinical trials and laboratory resources, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements included in this report speak only as of the date hereof, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GROVE, INC.

Interim Unaudited Condensed Consolidated Financial Statements

For the Three Month Periods Ended September 30, 2021

GROVE, INC.
CONSOLDIATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
	2021	2021

ASSETS
Current assets
Cash	$13,034,699	$14,534,211
Accounts receivable, net of allowance for doubtful accounts of $57,500 and $57,500, respectively	1,103,246	1,277,662
Inventory	3,091,744	2,094,952
Prepaid expenses and other receivables	559,445	386,258
Total current assets	17,789,134	18,293,083

Property and equipment, net	2,893,185	2,832,400
Intangible assets, net	3,218,783	1,845,166
Goodwill	3,685,593	2,413,813
Deferred tax asset	1,252,269	1,403,591
Other assets	49,068	49,068
Right-of-use asset	323,942	417,443
Total other assets	11,422,840	8,961,481

Total assets	$29,211,974	$27,254,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,038,031	$1,604,723
Accrued compensation	859,324	1,020,936
Deferred revenue	864,698	485,973
Accrued liabilities	276,372	296,021
Acquisition payable	74,589	1,764,876
Current portion of notes payable	1,000,000	447,100
Current portion of operating lease payable	136,889	199,532
Total current liabilities	4,249,903	5,819,161

Operating lease payable, net of current portion	183,673	217,430
Total long-term liabilities	183,673	217,430

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, and 500,000 and 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value, 100,000,000 shares authorized, and 15,711,339 and 15,262,394 shares issued and outstanding, respectively	15,711	15,262
Additional paid in capital	28,420,512	25,372,247
Accumulated deficit	(3,658,325)	(4,170,036)
Total stockholders' equity	24,778,398	21,217,973

Total liabilities and stockholders' equity	$29,211,974	$27,254,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month's Ended September 30,
	2021	2020

Revenue
Revenue	8,449,754	2,937,442

Cost of Revenue	3,067,376	1,619,208

Gross profit	5,382,378	1,318,234

Operating expenses
Sales and marketing	1,511,687	365,258
General and administrative expenses	3,435,148	1,713,062
	4,946,835	2,078,320

Income (loss) from operations	435,543	(760,086)

Other income (expense), net
Interest (expense) income, net	(15,956)	(42,691)
Loss on sale of assets	-	(6,296)
Gain on SBA PPP loan extinguishment	300,995	-

Other income (expense), net	285,039	(48,987)

Income (loss) before income tax	720,582	(809,073)

Income tax expense	(208,871)	-

Net income (loss)	511,711	(809,073)

Basic income (loss) per share	$0.03	$(0.08)

Diluted income (loss) per share	$0.03	$(0.08)

Weighted average shares outstanding	15,452,453	10,384,439

Fully diluted weighted average shares outstanding	17,220,564	10,384,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Non-controlling	Total Shareholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Interest	Equity

2020
Balance, June 30, 2020	-	$-	10,222,223	$10,223	$7,314,341	$(7,098,984)	$1,953,801	$2,179,381

Conversion of Trunano subsidiary stock into Grove common stock	-	-	1,277,778	1,278	1,952,523	-	(1,953,801)	-

Issuance of common stock for acquisition of Infusionz	-	-	222,223	223	339,777	-	-	340,000

Issuance of common stock for acquisition costs	-	-	83,334	83	127,417	-	-	127,500

Stock based compensation	-	-	-	-	93,193	-		93,193

Net loss	-	-	-	-	-	(809,073)	-	(809,073)

Balance, September 30, 2020	-	$-	11,805,558	$11,807	$9,827,251	$(7,908,057)	$-	$1,931,001

2021
Balance, June 30, 2021	500,000	$500	15,262,394	$15,262	$25,372,247	$(4,170,036)	$-	$21,217,973

Issuance of common stock for acquisition of Infusionz	-	-	306,945	307	1,764,569	-	-	1,764,876

Issuance of common stock for acquisition of VitaMedica	-	-	100,000	100	481,900	-	-	482,000

Issuance of common stock for acquisition costs	-	-	7,000	7	33,733	-	-	33,740

Stock based compensation	-	-	-	-	593,098	-	-	593,098

Issuance of common stock for services	-	-	35,000	35	174,965	-	-	175,000

Net income	-	-	-	-	-	511,711	-	511,711

Balance, September 30, 2021	500,000	$500	15,711,339	$15,711	$28,420,512	$(3,658,325)	$-	$24,778,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Month's Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$511,711	$(809,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	365,737	279,899
Inventory write-offs	50,000	-
Issuance of common stock for acquisition costs	-	127,500
Shares issued for services	175,000	-
Shares issued for finder fee	33,740	-
Bad debt expense	-	1,165
Loss on sale of equipment	-	6,292
Gain on forgiveness of SBA PPP loan	(300,995)	-
Stock based compensation	593,098	93,193
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	281,862	(257,858)
Inventory	(426,955)	(269,818)
Prepaid expenses and other assets	(55,919)	(30,231)
Change in deferred tax asset	151,322	-
Accounts payable and accrued liabilities	(939,969)	21,225
Deferred revenue	378,725	200,521
Net cash provided by (used in) operating activities	817,357	(637,185)

Cash flows from investing activities
Acquisition of VitaMedica	(2,000,000)	-
Acquisition of Infusionz, Inc., net of cash acquired	-	212,122
Proceeds from sale of property and equipment	-	64,000
Acquisition of property and equipment	(166,869)	(5,454)
Net cash (used in) provided by investing activities	(2,166,869)	270,668

Cash flows from financing activities
Repayment of notes payable	(150,000)	(12,000)
Net cash used in financing activities	(150,000)	(12,000)

Net decrease in cash	(1,499,512)	(378,517)
Cash, beginning of period	14,534,211	887,517
Cash, end of period	$13,034,699	$509,000

Supplemental cash flow disclosures
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash financing activities
Issuance of common stock for acquisition of Infusionz	$1,764,876	$340,000
Issuance of common stock for acquisition of VitaMedica	$482,000	$-
Repayment of Infusionz LLC debt to Grove, Inc.	$-	$72,000
Issuance of debt for acquisition of VitaMedica	$1,000,000	$-
Liabilities assumed from acquisition of Infusionz	$-	$(680,480)
Liabilities assumed from acquisition of VitaMedica	$(309,574)	$-
Stock issuance for payroll accrual	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROVE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Grove, Inc. (the “Company”) is a Nevada Corporation and has nine wholly owned subsidiaries, Trunano Labs, Inc., a Nevada corporation, Cresco Management, a California corporation, Steam Distribution, LLC, a California limited liability company; One Hit Wonder, Inc., a California corporation; Havz, LLC, d/b/a Steam Wholesale, a California limited liability company, Grove Acquisition Subsidiary, Inc, d/b/a VitaMedica a Nevada corporation, One Hit Wonder Holdings, LLC a California corporation, Infusionz LLC, a Colorado corporation and SWCH, a Delaware corporation.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of September 30, 2021 and June 30, 2021.

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated in consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

The significant accounting policies adopted during the 2022 fiscal year are as follows:

In August 2020, the FASB issued ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company expects the primary impacts of this new standard will be to increase the carrying value of its Convertible Debt and reduce its reported interest expense. In addition, the Company will be required to use the if-converted method for calculating diluted earnings per share. We adopted ASU 2020-06 as of the beginning of our 2022 fiscal year. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements as there were no unamortized beneficial conversion features as of June 30, 2021.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removed certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for investments. This guidance also simplified aspects of accounting for recognizing deferred taxes for taxable goodwill. We adopted ASU 2019-12 as of the beginning of our 2022 fiscal year. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

The Company uses the same accounting policies in preparing quarterly and annual financial statements, except for the adoption of ASU 2020-06 and ASU 2019-12 for the current fiscal year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual audited consolidated financial statements as of and for the years ended June 30, 2021 and 2020 as filed with the Securities and Exchange Commission on September 28, 2021.

Note 2. Acquisitions

Trunano Labs Inc.

On July 1, 2020, the noncontrolling shareholders of the Company’s subsidiary, Trunano Labs Inc., converted 1,761,261 shares of Trunano Labs, Inc. stock, representing all the outstanding stock by minority interest holders, into 1,277,778 shares of Grove, Inc. common stock, 10.8% of the then outstanding shares. As of July 1, 2020, Trunano Labs, Inc. is a wholly owned subsidiary of Grove, Inc.

Infusionz LLC

On July 1, 2020, the Company entered into an agreement and plan of merger with Infusionz LLC (the “Infusionz Agreement”) with the members of Infusionz LLC. Pursuant to the terms of the Infusionz Agreement, on July 1, 2020, the Company acquired 100% of the outstanding membership interests of Infusionz LLC.

On September 1, 2021, the Company issued 306,945 shares of Common Stock in relations to the July 1, 2020, acquisition of Infusionz LLC. The shares were issued at a $5.75 per common share and extinguished the remaining acquisition liability related to the Infusionz LLC acquisition.

VitaMedica Corporation

Effective August 1, 2021, the Company entered into and closed an asset purchase agreement (the “VitaMedica Agreement”) with Grove Acquisition Subsidiary, Inc., a Nevada corporation and wholly owned subsidiary of the Company and VitaMedica Corporation, a California corporation, David Rahm and Yvette La-Garde (Seller). VitaMedica Corporation is a leading online seller of supplements for surgery, recovery, skin, beauty, health and wellness.

Pursuant to the terms and conditions of the VitaMedica Agreement, the Company agreed to purchase substantially all of the assets of the Seller as of August 1, 2021. The purchase price for the sale consists of $500,000 of Grove’s common stock, a non-negotiable promissory note from Grove in favor of the Seller in the original principal amount of $500,000, a non-negotiable convertible promissory note from Grove in favor of the Seller in the original principal amount of $500,000, convertible at $5.00 per share for a total of 100,000 shares of Grove Common Stock and a cash payment of $2,000,000, which was paid August 5, 2021.

Under the purchase method of accounting, the transaction was valued at an estimated fair value of $3,556,589. The purchase price for the sale consists of 100,000 shares of the Company’s common stock valued at $482,000, $4.82 per common share, the closing price on August 4, 2021 (close date of the transaction), a non-negotiable promissory note from Grove in favor of the Seller in the original principal amount of $500,000, a non-negotiable convertible promissory note from Grove in favor of the Seller in the original principal amount of $500,000, convertible at $5.00 per share for a total of 100,000 shares of Grove Common Stock and a cash payment of $2,000,000 which was paid on August 5, 2021. In addition, $74,589 cash payment was made on October 29, 2021, for the excess working capital acquired.

A finder’s fee of $103,740 was paid by the Company, $70,000 in cash and 7,000 share of common stock, valued at $33,740, $4.82 per common share, the closing market price on August 4, 2021 (close date of the transaction). These fees were expensed in the three month period ended September 30, 2021.

The intangibles will be recorded, based on the Company’s preliminary estimate of fair value, which are expected to consist primarily of customer lists with an estimated life of five to ten years and goodwill. Upon completion of a purchase price allocation, the allocation intangible assets will be adjusted accordingly.

The assets and liabilities of VitaMedica are recorded at their preliminary respective fair values as of the closing date of the VitaMedica Agreement, and the following table summarizes these values based on the balance sheet on August 1, 2021, the effective closing date.

Tangible Assets	$860,738
Intangible Assets	1,624,000
Goodwill	1,271,780
Liabilities Acquired	(199,929)
Total Purchase Price	$3,556,589

Consolidated pro-forma unaudited financial statements.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company and VitaMedica, after giving effect to the Company’s acquisition as if the acquisitions occurred on July 1, 2020.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on July 1, 2020, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three months ended September 30, 2021 and 2020 as if the acquisition occurred on July 1, 2020. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $413,000 per year.

Pro Forma, Unaudited			Proforma
Three months ended September 30, 2021	Grove, Inc.	VitaMedica	Adjustments	Proforma

Net sales	$8,449,754	$384,391		$8,834,145
Cost of sales	$3,067,376	$93,509		$3,160,885
Operating expenses	$4,946,835	$255,286	$34,417	$5,236,538
Net income (loss)	$511,711	$35,596	(34,417)	$512,890
Basic income per common share	$0.03	$0.36		$0.03
Weighted average shares outstanding	15,452,453	100,000		15,552,453

Pro Forma, Unaudited			Proforma
Three months ended September 30, 2020	Grove, Inc.	VitaMedica	Adjustments	Proforma

Net sales	$2,937,442	$874,290		$3,811,732
Cost of sales	$1,619,208	$245,628		$1,864,836
Operating expenses	$2,078,320	$553,965	$103,250	$2,735,535
Net income (loss)	$(809,073)	$74,696	(103,250)	$(837,627)
Basic income (loss) per common share	$(0.08)	$0.75		$(0.08)
Weighted average shares outstanding	10,384,439	100,000		10,484,439

The Company estimated the annual amortization expense at $413,000 annually and $34,417 monthly, based on managements’ preliminary allocation of the purchase price. For the three months ended September 30, 2021, the proforma adjustment included $34,417, one month of amortization expense. For the three months ended September 30, 2020, the proforma adjustment includes $103,250, three months of amortization expense.

The Company’s consolidated financial statements for the three months ended September 30, 2021 include the actual results of VitaMedica for the period August 1, 2021 to September 30, 2021. Revenue and net income for VitaMedica included in the statement of operations for the two months ended September 30, 2021 was $881,573 and $119,137, respectively. This includes amortization of intangible assets of $68,834.

Note 3. Inventory

Inventory consisted of the following:

	September 30, 2021	June 30, 2021
Raw materials	$1,908,979	$1,680,471
Finished goods	1,182,765	414,481
	$3,091,744	$2,094,952

The Company writes off the value of inventory deemed excessive or obsolete. During the three months ended September 30, 2021 the Company wrote off $50,000 of inventory and during the three months ended September 30, 2020, the Company did not deem that an inventory write-off was considered necessary.

Note 4. Property and Equipment

Property and equipment consist of the following:

	September 30, 2021	June 30, 2021
Furniture and fixtures	$20,173	$20,173
Computer equipment	63,912	62,430
Manufacturing equipment	1,867,509	1,867,509
Leasehold improvements	920,929	764,225
Vehicles	98,859	98,859
Property and equipment, gross	2,971,382	2,813,196
Less accumulated depreciation	(631,343)	(515,990)
	2,340,039	2,297,206
Deposits on equipment	553,146	583,194
Property and equipment, net	$2,893,185	$2,832,400

During the three months ended September 30, 2020, the Company sold manufacturing equipment with a carrying value of $70,292 for cash proceeds of $64,000 which resulting in a loss on the disposal of $6,292.

Depreciation expense for the three months ended September 30, 2021 and 2020 was $115,353 and $70,027, respectively.

Note 5. Goodwill and Intangible Assets

Goodwill

The following table sets forth activity in goodwill from June 30, 2020, through September 30, 2021. See Note 2 for details of acquisitions that occurred during the three months ended September 30, 2021, and the year ended June 30, 2020.

Goodwill as of June 30, 2020	$493,095
Acquisition of Infusionz	1,920,718
Goodwill as of June 30, 2021	$2,413,813
Acquisition of VitaMedica	1,271,780
Goodwill as of September 30, 2021	$3,685,593

During the three months ended June 30, 2021 and 2020 the Company did not record any impairment of goodwill.

The acquisition of Infusionz LLC and VitaMedica provided the Company with additional expertise in both the CBD industry and the Health and Wellness industry, expanded the branded product offerings of the Company, additional manufacturing resources, additional distribution resources and improved gross margin through synergies recognized with the consolidation of the company’s manufacturing and distribution locations. These are the factors of the goodwill recognized in the acquisitions.

Intangible assets

Intangible assets as of September 30, 2021:

	Cost	Accumulated Amortization	Net Book Value

Customer relationships	$3,419,348	$1,029,346	$2,390,002
Trade name	1,055,305	319,413	735,892
Employment contracts – non-compete	126,593	52,037	74,556
Intellectual property	20,000	1,667	18,333
	$4,621,246	$1,402,463	$3,218,783

Intangible assets as of June 30, 2021:

	Cost	Accumulated Amortization	Net Book Value

Customer relationships	$2,075,347	$843,636	$1,231,711
Trade name	845,305	270,147	575,158
Non-compete agreements	76,592	38,295	38,297

	$2,997,244	$1,152,078	$1,845,166

For the three months ended September 30, 2021 and 2020, the Company amortized $250,383 and $209,872, respectively, related to the customer list and trade name intangible asset. The customer list is being amortized on a straight-line basis over 4 years. The trade names are being amortized on a straight-line basis over 5 years. The employee contracts – non compete are being amortized on a straight-line basis over 2 years.

Future amortization of intangible assets are as follows:

June 30, 2022	$854,395
June 30, 2023	1,075,913
June 30, 2024	761,225
June 30, 2025	453,750
June 30, 2026	70,000
Thereafter	3,500
$3,218,783

Note 6. Prepaid Expense and Other Current Assets

Prepaid and other assets consist of the following:

	September 30, 2021	June 30, 2021
Insurance	$135,358	$100,307
Prepayment to vendors	3,322	118,283
Deposits on services	1,075	3,225
Prepaid monthly rent	73,687	66,551
Subscriptions and services being amortized over the service period	256,414	-
Other deposits	89,589	97,892
Total	$559,445	$386,258

Note 7. Operating Leases

The Company has operating leases for corporate offices, warehouses and office equipment that have remaining lease terms of 1 year to 3 years,

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2021:

2022	118,528
2023	119,980
2024	100,336
Total undiscounted future minimum lease payments	338,844
Less: Imputed interest	(18,282)
Present value of operating lease obligation	320,562

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2021 are:

Weighted average remaining lease term	29 Months
Weighted average incremental borrowing rate	5.0%

For the three months ended September 30, 2021, the components of lease expense, included in general and administrative expenses and interest expense in the condensed consolidated statements of operations income, are as follows:

Operating lease cost:
Operating lease cost	$50,514
Amortization of ROU assets	$46,561
Interest expense	3,781
Total lease cost	$100,856

During August, 2021, the Company assumed a lease for office equipment that commenced on December, 2020 and recorded a right of use asset and corresponding lease liability. Lease expense was $240 for the three months ended September 30, 2021.

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2021	June 30, 2021
Accrued expenses for loyalty program	$43,061	$24,768
Accrued interest	9,863	9,817
Accrued federal and state income tax	178,135	120,776
Other accrued liabilities	45,313	140,660
	$276,372	$296,021

Note 9. Convertible Promissory Notes and Notes Payable

Convertible promissory notes and notes payable outstanding as of September 30, 2021 are summarized below:

	Maturity Date	September 30, 2021
6% $500,000 Note Payable	January 31, 2022	$500,000
6% $500,000 Note Payable, convertible to common shares at $5.00 per share	August 1, 2022	500,000
Total notes payable		1,000,000
Less current portion of notes payable		1,000,000
Notes payable, net of current portion		$-

Future payments on notes payable are as follows:

January 31, 2022	$500,000
August 1, 2022	500,000
$1,000,000

During the three months ended September 30, 2021, the Company entered into a note payable in connection with the acquisition of VitaMedica for $500,000 and payable January 31, 2022, and interest at the rate of 6% per annum.

During the three months ended September 30, 2021, the Company entered into a convertible note payable in connection with the acquisition of VitaMedica for $500,000, convertible into the Company’s common shares at $5.00 per common share. The convertible note has an interest rate of 6% per annum, and the principal and interest are payable on the maturity date of August 1, 2022. The Company cannot prepay the note and the principal and accrued interest is convertible at the holder’s option with notice that shall not be less than fifteen days prior to maturity.

Note 10. Related Party Transactions

During the three months ended September 30, 2020, the Company repaid a note from one of the members of management. The loan was $12,000 and was due upon demand.

Effective October 1, 2021, the Company entered into an Equity Interest Purchase Agreement (the “I/O Agreement”) with Gyprock Holdings LLC, a Delaware limited liability company, MFA Holdings Corp., a Florida corporation and Sherwood Ventures, LLC, a Texas limited liability company (each an “I/O Seller” and collectively called “I/O Sellers”). The I/O Sellers own all the membership interests in Interactive Offers, LLC, a Delaware limited liability company (“Interactive”). The Company’s CEO and Chairman, Allan Marshall, is the controlling stockholder and the president of MFA Holdings Corp. MFA Holdings Corp. owns twenty percent of the outstanding membership interests in Interactive.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

Note 11. Equity Transactions

Preferred Stock

The Company’s Board of Directors has authorized 1,000,000 shares of preferred stock with a par value of $0.001 and issued 500,000 shares of preferred stock. This preferred stock is convertible into a single share of common stock at a price of $0.05 per share of preferred stock with additional terms and conditions determined by the Board of Directors.

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

Common Stock

During the three months ended September 31, 2020, the Company issued 222,223 shares of common stock for the acquisition of Infusionz, the shares were valued at $340,000. In addition, the Company issued 83,334 shares of common stock valued at $127,500 for acquisition costs.

During the three months ended September 30, 2021, the Company issued 306,945 shares of common stock for the acquisition of Infusionz, the shares were valued at $1,764,876.

During the three months ended September 30, 2021, the Company issued 100,000 shares of common stock for the acquisition of VitaMedica, the shares were valued at $482,000.

During the three months ended September 30, 2021, the Company issued 7,000 shares of common stock as a finder’s fee, the shares were valued at $33,740.

During the three months ended September 30, 2021, the Company issued 35,000 shares of common stock for consulting services to be provided over 6 months. The shares were valued at $175,000.

Trunano, Inc. Common Stock

Trunano, Inc. has 10,000,000 shares of common stock authorized with a par value of $0.001. As of June 30, 2020, Trunano, Inc, had 7,261,261 issued and outstanding shares of common stock, of which 5,770,270 is owned by the Company. During the three months ended September 30, 2019, Trunano, Inc. issued 270,270 shares of common stock for cash proceeds of $300,000. Primarily due to the decline in CBD isolate price, there were no operations during the three months ended September 30, 2020 for Trunano, Inc.

On July 1, 2020 the noncontrolling shareholders of the Company’s subsidiary, Trunano Labs Inc., converted 1,761,261 shares of Trunano Labs, Inc. stock, representing all the outstanding stock by minority interest holders, into 1,277,778 shares of Grove, Inc. common stock, 10.8% of the then outstanding shares. As of July 1, 2020, Trunano Labs, Inc. is a wholly owned subsidiary of Grove, Inc.

Note 12. Stock Based Compensation

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

The following table reflects the continuity of stock options for the three months ended September 30, 2021:

A summary of stock option activity is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2021	2,088,333	$1.55	7.49	$9,689,865
Granted	1,900,000	4.18	10	-
Options outstanding at September 30, 2021	3,988,333	$2.79	8.46	$9,125,950
Options exercisable at September 30, 2021 (vested)	1,665,162	1.84	7.83	5,912,903

Stock-based compensation expense attributable to stock options was $593,098 and $93,193 for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $4,626,081 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately 1 year.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the three months ended September 30, 2021:

September 30, 2021
Dividend rate	-
Risk free interest rate	0.69%
Expected term	5
Expected volatility	69%
Grant date stock price	$4.18

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the three months ended September 30, 2021 and 2020, respectively.

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s income tax expense was $208,871 for the three ended September 30, 2021and no expense or benefit for the three months ended September 30, 2020.

The income tax expense for the three months ended September 30, 2021, was primarily attributable to federal and, state income taxes and nondeductible expenses for an effective tax rate of approximately 29%. For the three months ended September 30, 2021, the difference between the U.S. statutory rate and the Company’s effective tax rate is due to the full valuation allowance on the Company’s deferred tax assets.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The Company also considered whether there was any currently available information about future years. The Company determined that it is more likely than not that the Company will have future taxable income to fully realize the Company’s deferred tax asset.

As of September 30, 2021, there was approximately $2,010,197 of losses available to reduce federal taxable income in future years and can be carried forward indefinitely.

Note 14. Risks and Uncertainties

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

Note 15. Subsequent Events

On October 19, 2021 (Closing Date), the Company entered into an Equity Interest Purchase Agreement (the “I/O Agreement”) with Gyprock Holdings LLC, a Delaware limited liability company, MFA Holdings Corp., a Florida corporation and Sherwood Ventures, LLC, a Texas limited liability company (each a “I/O Seller” and collectively called “I/O Sellers”). The I/O Sellers own all the membership interests in Interactive Offers, LLC, a Delaware limited liability company (“Interactive”). The Company’s CEO and Chairman, Allan Marshall, is the controlling stockholder and the president of MFA Holdings Corp. MFA Holdings Corp. owns twenty percent of the outstanding membership interests in Interactive. Interactive provides programmatic advertising with its SAAS platform which allows for programmatic advertisement placement automatically on any partners’ sites from a simple dashboard.

Pursuant to the terms and conditions of the I/O Agreement, the Company agreed to purchase all the outstanding membership interests of Interactive. as of October 1, 2021. The purchase price for the sale is $6,100,000, which consists of 666,667 shares of common stock of the Company and a cash payment of $2,100,000. Additionally, Sellers will be paid up to an additional cash payment of $600,000 in the form of an earnout payment based on certain revenue milestone in accordance with and subject to the terms and conditions of the Agreement. Sellers are prohibited from transferring, assigning, or selling any of the Shares for a period of twelve months from the Closing Date.

Effective October 1, 2021, the Company entered into a 3-year lease for a California warehouse. The Company recorded a right of use asset and corresponding lease liability of $295,305. The Company will use this leased facility for assembly and distribution of finished goods.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

General Overview

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Grove, Inc.

Grove, Inc. (the “Company”) is a Nevada Corporation and has nine wholly owned subsidiaries, Trunano Labs, Inc., a Nevada corporation, Cresco Management, a California corporation, Steam Distribution, LLC, a California limited liability company; One Hit Wonder, Inc., a California corporation; Havz, LLC, d/b/a Steam Wholesale, a California limited liability company, Grove Acquisition Subsidiary, Inc, d/b/a VitaMedica a Nevada corporation, One Hit Wonder Holdings, LLC a California corporation, Infusionz LLC, a Colorado corporation and SWCH, a Delaware corporation.

We are in the business of developing, producing, marketing, and selling raw materials, white label products and end consumer products containing the hemp plant extract, Cannabidiol (“CBD”) and health and wellness products not containing CBD. We sell to numerous consumer markets including the nutraceutical, beauty care, pet care and functional food sectors. We seek to take advantage of an emerging worldwide trend to re-energize the production of industrial hemp and to foster its many uses for consumers. CBD is derived from hemp stalk and seed.

In addition, we are an operator of an annual tradeshow in the United States related to the CBD industry. The trade show scheduled for November 2020 has been postponed and the Company has not rescheduled this trade show as of the date of this report.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company has transition to a combination of work from home and social distancing operations and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

Our Growth Strategy

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended September 30, 2021 and 2020, which are included herein.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	September 30,
	2021	2020	Change
Revenue	$8,449,754	$2,937,442	$5,512,312
Cost of revenue	3,067,376	1,619,208	1,448,168
Operating expenses	4,946,835	2,078,320	2,868,515
Other expenses (income)	(285,041)	48,987	334,028
Net income (loss)	$511,711	$(809,073)	$1,320,784

Revenues increased by $5,512,312 or 188% compared with the same period last year. $881,573 was from VitaMedica sales of non-CBD health and wellness products, the Company’s direct to consumer business of new products increased by approximately $2,465,000 with the remaining increase related to increases in white label and private label CBD sales.

Cost of revenue increased by $1,448,168 or 89% compared with the same period last year. $298,373 was the cost of revenue for the VitaMedica sales of non-CBD health and wellness products and the remaining increase was direction related to the increase in sales. The improved profit margin of 18.8% is from the non-CBD health and wellness products, the significant increase in direct to consumer sales and the Company’s investments in additional equipment to automate more of the overall packaging process.

Operating expenses increased by $2,868,515 or 138% compared with the same period last year. The acquisition of VitaMedica increased the costs by $463,894, sales and marketing, exclusive of VitaMedica increased by $773,377, increase of $499,905 of amortization of stock compensation, an increase of $208,740 of stock compensation and increases in compensation expense for additional resources to manage the growth in the business.

In the three months ended September 30, 2021, there was a gain on the extinguishment of the SBA PPP loan of $300,995 and offset by $15,956 of interest expense.

The Company had net income of $511,711 and a net loss of $809,073 for the three months ended September 30, 2021, and 2020, respectively. The increase in net income is primarily related to the increase in gross profit.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2021	As of June 30, 2021
Current assets	$17,789,134	$18,293,083
Current liabilities	$4,249,903	$5,819,161
Working capital	$13,539,231	$12,473,922

Cash Flows

	Three Months Ended September 30,
	2021	2020
Cash flows provided by (used in) operating activities	$817,357	$(637,185)
Cash flows (used in) provided by investing activities	(2,166,869)	270,668
Cash flows (used in) financing activities	(150,000)	(12,000)
Net decrease in cash during period	$(1,499,512)	$(378,517)

At September 30, 2021, the Company had cash of $13,034,699 or a decrease of $1,499,512 from June 30, 2021. Cash increased from the net income during the quarter and non-cash transactions of $1,428,291 and offset by $610,934 in changes in assets and liabilities.

Net cash (used in) provided by investing activities for the three months ended September 30, 2021, and 2020 was ($2,166,869) and $270,668, respectively. For the period ended September 30, 2021, the use of cash was primarily due to the $2,000,000 paid for the acquisition of VitaMedica and $166,869 in equipment purchases. In the prior year the cash provided by investing activities was from the net cash acquired in the purchase of Infusionz and the sale of fixed assets.

Net cash flows used by financing activities for the three months ended September 30, 2021, was $150,000 compared to $12,000 in the three months ended September 30, 2020.  The use of cash in both periods was the repayment of notes payable.

Related to the acquisition of VitaMedica, the Company has agreed to $1,000,000 in debt obligations and are payable within the next 12 months.

On October 19, 2021, the Company made a $2,100,000 cash payment for the acquisition of Interactive Offers and committed to an additional $600,000 cash payment in the form of an earnout payment based on certain revenue milestones in accordance with and subject to the terms and conditions of the I/O Agreement within the next 12 months.

We have sufficient working capital to fund our operations over the twelve months following the date of the issuance of these condensed consolidated financial statements and meet all of our debt obligations.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

(i)	inadequate segregation of duties consistent with control objectives.

(ii)	lack of multiple levels of supervision and review.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review.

Remediation Plan

We believe the weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes by the end of the 2021 fiscal year as resources allow:

(i)	Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and

(ii)	We will attempt to implement the remediation efforts set out herein by the end of the 2021 fiscal year.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended September 30, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation, and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of its properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A. Risk Factors

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, the Company issued 306,945 shares of common stock for the acquisition of Infusionz. The shares were valued at $1,764,876 or $5.75 per share, as this was the remaining acquisition liability for the Infusionz purchase.

During the three months ended September 30, 2021, the Company issued 100,000 shares of common stock for the acquisition of VitaMedica and 7,000 shares of common stock as a finder’s fee for the completion of the transaction. The shares were valued at $515,740 or $4.82 per share, as this was the closing price of the stock on August 4, 2021.

During the three months ended September 30, 2021, the Company issued 35,000 shares of common stock for a consulting agreement. The shares were valued at $175,000 or $5.00 per share, based on the price of the services to be rendered.

All of the securities issued by the Company as described above were issued pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement (Included as exhibit to our Current Report on Form 8-K filed August 6, 2021)
3.1	Articles of Incorporation (Included as exhibit to our Registration Statement on Form S-1 filed May 21, 2021)
3.2	Bylaws (Included as exhibit to our Registration Statement on Form S-1 filed May 21, 2021)
10.1	Note Conversion Agreement (Included as exhibit to our Current Report on Form 8-K filed July 2, 2021)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15-d-15 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15-d-15 of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

__________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROVE, INC.

Dated: November 15, 2021	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: November 15, 2021	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

