Form 10-Q
period 2021-12-31
GROVE, INC.
filed 2022-02-14
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

_______________________________________________________________

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GRVI	Nasdaq

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

As of February 11, 2022, there were 16,576,088 common shares issued and 16,472,739 outstanding.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Grove, Inc., unless otherwise indicated.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GROVE, INC.

Interim Unaudited Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended December 31, 2021

GROVE, INC.
CONDENSED CONSOLDIATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2021	2021
ASSETS
Current assets
Cash	$6,595,962	$14,534,211
Accounts receivable, net of allowance for doubtful accounts of $92,500 and $57,500, respectively	1,247,218	1,277,662
Inventory	3,681,428	2,094,952
Prepaid expenses and other receivables	573,358	386,258
Total current assets	12,097,966	18,293,083

Property and equipment, net	7,440,332	2,832,400
Intangible assets, net	5,189,234	1,845,166
Goodwill	8,533,923	2,413,813
Deferred tax asset	1,225,917	1,403,591
Other assets	69,068	49,068
Right-of-use asset	648,626	417,443
Total other assets	23,107,100	8,961,481

Total assets	$35,205,066	$27,254,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$895,846	$1,604,723
Accrued compensation	679,000	1,020,936
Deferred revenue	959,329	485,973
Accrued liabilities	873,585	296,021
Acquisition payable	600,000	1,764,876
Current portion of notes payable	1,006,197	447,100
Current portion of operating lease payable	248,572	199,532
Total current liabilities	5,262,529	5,819,161

Operating lease payable, net of current portion	395,085	217,430
Notes payable, net of current portion	26,766	-
Total long-term liabilities	421,851	217,430

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, and 500,000 and 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value, 100,000,000 shares authorized, and 16,378,006 and 15,262,394 shares issued and outstanding, respectively	16,378	15,262
Additional paid in capital	33,097,300	25,372,247
Accumulated deficit	(3,593,492)	(4,170,036)
Total stockholers' equity	29,520,686	21,217,973

Total liabilities and stockholders' equity	$35,205,066	$27,254,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month's Ended December 31,		Six Month's Ended December 31,
	2021	2020	2021	2020
Revenue
Revenue	10,666,781	4,164,894	19,116,535	7,102,336

Cost of Revenue	3,956,358	2,234,259	7,023,734	3,853,467

Gross profit	6,710,423	1,930,635	12,092,801	3,248,869

Operating expenses
Sales and marketing	1,852,118	459,446	3,363,805	824,704
General and administrative expenses	4,740,705	1,714,484	8,175,853	3,427,546
	6,592,823	2,173,930	11,539,658	4,252,250

Income (loss) from operations	117,600	(243,295)	553,143	(1,003,381)

Other income (expense), net
Interest (expense) income, net	(26,605)	(42,049)	(42,561)	(84,740)
Other (expense) income, net	-	4	-	(6,292)
Settlement of cancelled lease	-	387,860	-	387,860
Gain on SBA PPP loan extingushment	-	-	300,995	-

Other income (expense), net	(26,605)	345,815	258,434	296,828

Income (loss) before income tax	90,995	102,520	811,577	(706,553)

Income tax expense	(26,162)	-	(235,033)	-

Net income (loss)	64,833	102,520	576,544	(706,553)

Basic income (loss) per share	$0.00	$0.01	$0.04	$(0.06)

Diluted income (loss) per share	$0.00	$0.01	$0.03	$(0.06)

Weighted average shares outstanding	16,378,006	13,455,013	15,915,154	11,830,013

Fully diluted weighted average shares outstanding	17,685,717	13,455,013	17,453,141	11,830,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Non-controlling	Total Shareholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Interest	Equity

2020
Balance, June 30, 2020	-	$-	10,222,223	$10,223	$7,314,341	$(7,098,984)	$1,953,801	$2,179,381

Conversion of Trunano subsidiary stock into Grove common stock	-	-	1,277,778	1,278	1,952,523	-	(1,953,801)	-

Issuance of common stock for acquisition of Infusionz	-	-	222,223	223	339,777	-	-	340,000

Issuance of common stock for acquisition costs	-	-	83,334	83	127,417	-	-	127,500

Stock based compensation	-	-	-	-	93,193	-		93,193

Net loss	-	-	-	-	-	(809,073)	-	(809,073)

Balance, September 30, 2020	-	$-	11,805,558	$11,807	$9,827,251	$(7,908,057)	$-	$1,931,001

Stock based compensation	-	-	-	-	134,125	-		134,125

Issuance of common stock for acquisition of Infusionz	-	-	101,389	100	155,025	-	-	155,125

Net income	-	-	-	-	-	102,520	-	102,520

Balance, September 30, 2020	-	$-	11,906,947	$11,907	$10,116,401	$(7,805,537)	$-	$2,322,771

2021
Balance, June 30, 2021	500,000	$500	15,262,394	$15,262	$25,372,247	$(4,170,036)	$-	$21,217,973

Issuance of common stock for acquisition of Infusionz	-	-	306,945	307	1,764,569	-	-	1,764,876

Issuance of common stock for acquisition of VitaMedica	-	-	100,000	100	481,900	-	-	482,000

Issuance of common stock for acquisition costs	-	-	7,000	7	33,733	-	-	33,740

Stock based compensation	-	-	-	-	593,098	-	-	593,098

Issuance of common stock for services	-	-	35,000	35	174,965	-	-	175,000

Net income	-	-	-	-	-	511,711	-	511,711

Balance, September 30, 2021	500,000	$500	15,711,339	$15,711	$28,420,512	$(3,658,325)	$-	$24,778,398

Stock based compensation	-	-	-	-	677,455	-	-	677,455

Issuance of common stock for acquisition of Interactive Offers	-	-	666,667	667	3,999,333	-	-	4,000,000

Net income	-	-	-	-	-	64,833	-	64,833

Balance, December 31, 2021	500,000	$500	16,378,006	$16,378	$33,097,300	$(3,593,492)	$-	$29,520,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Month's Ended December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$576,544	$(706,553)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	914,511	503,244
Inventory write-offs	140,000	156,844
Issuance of common stock for acquisition costs	-	-
Shares issued for services	175,000	127,500
Shares issued for finder fee	33,740	-
Bad debt expense	1,000	1,165
Loss on sale of equipment	-	6,292
Gain on forgiveness of SBA PPP loan	(300,995)	-
Stock based compensation	1,270,553	227,317
Changes in assets and liabilities, net of acquiried amounts
Accounts receivable	235,681	(12,358)
Inventory	(1,106,639)	(368,389)
Prepaid expenses and other assets	284,871	(151,455)
Change in deferred tax asset	177,674	-
Accounts payable and accrued liabilities	(1,184,302)	(319,068)
Deferred revenue	(5,029)	(133,860)
Net cash provided by (used in) operating activities	1,212,609	(669,321)

Cash flows from investing activities
Acquisition of VitaMedica	(2,074,589)	-
Acquisition of Infusionz, Inc., net of cash acquired	-	212,122
Acquisition of Interactive Offers, net of cash acquired	(1,854,193)	-
Proceeds from sale of property and equipment	-	64,000
Acquisition of property and equipment	(5,071,072)	(34,337)
Net cash (used in) provided by investing activities	(8,999,854)	241,785

Cash flows from financing activities
Proceeds from issuance of related party note payable	-	750,000
Repayment of notes payable	(151,004)	(12,000)
Net cash (used in) provided by financing activities	(151,004)	738,000

Net (decrease) increase in cash	(7,938,249)	310,464
Cash, beginning of period	14,534,211	887,517
Cash, end of period	$6,595,962	$1,197,981

Supplemental cash flow disclosures
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash financing activities
Issuance of common stock for acquisition of Infusionz	$1,764,876	$495,125
Issuance of common stock for acquisition of VitaMedica	$482,000	$-
Repayment of Infusionz LLC debt to Grove, Inc.	$-	$72,000
Issuance of debt for acquisition of VitaMedica	$1,000,000	$-
Liabilities assumed from acquisition of Infusionz	$-	$(680,480)
Liabilities assumed from acquisition of VitaMedica	$(309,574)	$-
Issuance of stock for acquisition of Interactive	$4,000,000	$-
Liabilities assumed from acquisition of Interactive	$(1,099,993)	$-

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

In addition, we have an advertising platform that connects publishers and advertisers, programmatically.  The platform is flexible to conduct several types of campaigns for advertisers simultaneously through direct purchases or through a bidding process.  The platform provides advertisers options for dedicated/sponsorship emails, SMS, push notifications, and display campaigns.

Grove, Inc. (the “Company”) is a Nevada Corporation and has nine wholly owned subsidiaries, Trunano Labs, Inc., a Nevada corporation, Cresco Management, a California corporation, Steam Distribution, LLC, a California limited liability company; One Hit Wonder, Inc., a California corporation; Havz, LLC, d/b/a Steam Wholesale, a California limited liability company, Grove Acquisition Subsidiary, Inc, d/b/a VitaMedica a Nevada corporation, One Hit Wonder Holdings, LLC a California corporation, Infusionz LLC, a Colorado corporation, Interactive Offers LLC a Delaware corporation, and SWCH, a Delaware corporation.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of December 31, 2021 and June 30, 2021.

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

Note 2. Acquisitions

VitaMedica Corporation

Effective August 1, 2021, the Company entered into and closed an asset purchase agreement (the “VitaMedica Agreement”) with Grove Acquisition Subsidiary, Inc., a Nevada corporation and wholly owned subsidiary of the Company and VitaMedica Corporation, a California corporation, David Rahm and Yvette La-Garde (“Seller”). VitaMedica Corporation is a leading online seller of supplements for surgery, recovery, skin, beauty, health and wellness.

The Company agreed to purchase substantially all of the assets of the Seller as of August 1, 2021.  The transaction was valued at an estimated fair value of $3,556,589. The purchase price consisted of 100,000 shares of the Company’s common stock valued at $482,000, $4.82 per common share, the closing price on August 4, 2021 (close date of the transaction), a non-negotiable promissory note from the Company in favor of the Seller in the original principal amount of $500,000, a non-negotiable convertible promissory note from the Company in favor of the Seller in the original principal amount of $500,000, convertible at $5.00 per share for a total of 100,000 shares of Company Common Stock and a cash payment of $2,000,000 which was paid on August 5, 2021. In addition, $74,589 cash payment was made on October 29, 2021, for the excess working capital acquired.

A finder’s fee of $103,740 was paid by the Company, $70,000 in cash and 7,000 share of common stock, valued at $33,740, $4.82 per common share, the closing market price on August 4, 2021 (close date of the transaction). These fees were expensed in the six month period ended December 31, 2021.

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

The Company’s condensed consolidated financial statements for the six months ended December 31, 2021, include the actual results of VitaMedica for the period August 1, 2021, to December 31, 2021.

Interactive Offers, LLC

Effective October 1, 2021, the Company entered into an Equity Interest Purchase Agreement (the “I/O Agreement”) with Gyprock Holdings LLC, a Delaware limited liability company, MFA Holdings Corp., a Florida corporation and Sherwood Ventures, LLC, a Texas limited liability company (each an “I/O Seller” and collectively the “I/O Sellers”). The I/O Sellers owned all the membership interests in Interactive Offers, LLC, a Delaware limited liability company (“Interactive”). The Company’s CEO and Chairman, Allan Marshall, was the controlling stockholder and the president of MFA Holdings Corp. MFA Holdings Corp., owning 20% of the outstanding membership interests in Interactive. Interactive provides programmatic advertising with its SAAS platform which allows for programmatic advertisement placement automatically on any partners’ sites from a simple dashboard.

The Company purchased all the outstanding membership interests of Interactive as of October 1, 2021. The purchase price for the sale was $6,700,000, which consisted of 666,667 shares of common stock of the Company valued at $4,000,000, the negotiated value of the stock for the transaction, and a cash payment of $2,100,000. Additionally, Sellers will be paid up to an additional cash payment of $600,000 in the form of an earnout payment based on certain revenue milestones.

The intangibles will be recorded, based on the Company’s preliminary estimate of fair value, which are expected to consist primarily of customer lists with an estimated life of five to ten years and goodwill. Upon completion of a purchase price allocation, the allocation intangible assets will be adjusted accordingly.

The assets and liabilities of Interactive are recorded at their preliminary respective fair values as of the closing date of the I/O Agreement, and the following table summarizes these values based on the balance sheet on October 1, 2021, the effective closing date.

Tangible Assets	$563,663
Intangible Assets	2,388,000
Goodwill	4,848,330
Liabilities Acquired	(1,099,993)
Total Purchase Price	$6,700,000

The Company’s condensed consolidated financial statements for the three and six months ended December 31, 2021, include the actual results of Interactive for the period October 1, 2021, to December 31, 2021.

Consolidated pro-forma unaudited financial statements.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company, VitaMedica and Interactive after giving effect to the Company’s acquisitions of both companies as if the acquisitions occurred on July 1, 2020.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on July 1, 2020, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the six months ended December 31, 2021 and the three and six months ended December 31, 2020 as if the acquisition occurred on July 1, 2020 as both acquisitions operations were included in the three months ended December 31, 2021.  Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of VitaMedica and Interactive by approximately $413,000 and $531,000 per year, respectively.

Pro Forma, Unaudited				Proforma
Three months ended December 31, 2020	Grove, Inc.	VitaMedica	Interactive	Adjustments	Proforma

Net sales	$4,164,894	$936,582	$367,001	$	$5,468,477
Cost of sales	$2,234,259	$277,232	$-	$	$2,511,491
Operating expenses	$2,173,930	$377,153	$1,273,688	$236,000	$4,060,771
Net income (loss)	$102,520	$15,831	$(796,782)	$(236,000)	$(914,431)
Basic income (loss) per common share	$0.01	$0.16	$(1.20)	$	$(0.06)
Weighted average shares outstanding	13,455,013	100,000	666,667		14,221,680

Pro Forma, Unaudited				Proforma
Six months ended December 31, 2021	Grove, Inc.	VitaMedica	Interactive	Adjustments	Proforma

Net sales	$19,116,535	$384,391	$732,519	$	$20,233,445
Cost of sales	$7,023,734	$93,509	$-	$	$7,117,243
Operating expenses	$11,539,658	$255,286	$1,348,035	$166,917	$13,309,896
Net income (loss)	$576,544	$35,596	$(795,507)	$(166,917)	$350,284)
Basic income (loss) per common share	$0.04	$0.36	$(1.19)	$	$(0.02)
Weighted average shares outstanding	15,915,154	100,000	666,667		16,681,821

Pro Forma, Unaudited				Proforma
Six months ended December 31, 2020	Grove, Inc.	VitaMedica	Interactive	Adjustments	Proforma

Net sales	$7,102,336	$1,810,872	$1,329,523	$	$10,242,730
Cost of sales	$3,853,467	$522,962	$-	$	$4,376,429
Operating expenses	$4,252,250	$684,598	$1,816,464	$472,000	$7,225,312
Net income (loss)	$(706,553)	$90,527	$(376,987)	$(472,000)	$(1,465,013)
Basic income (loss) per common share	$(0.06)	$0.91	$	$	$(0.12)
Weighted average shares outstanding	11,830,013	100,000	666,667		12,596,680

The Company estimated the annual VitaMedica amortization expense at $413,000 annually and $34,417 monthly, based on managements’ preliminary allocation of the purchase price. For the six months ended December 31, 2021, the proforma adjustment included $34,417, one month of amortization expense. For the three and six months ended December 31, 2020, the proforma adjustment includes $103,250and $206,500, three and six months of amortization expense, respectively.

The Company’s condensed consolidated financial statements for the three and six months ended December 31, 2021, include the actual results of VitaMedica for the period August 1, 2021, to December 31, 2021. Revenue for VitaMedica included in the statements of operations for the three and six months ended December 31, 2021, was $1,296,404 and $2,177,977, respectively.  Net income for VitaMedica included in the statements of operations for the three and six months ended December 31, 2021, was ($78,288) and $40,849, respectively. This includes amortization of intangible assets of $103,250 and $172,085, respectively.

The Company estimated the annual Interactive amortization expense at $531,000 annually and $44,250 monthly, based on managements’ preliminary allocation of the purchase price. For the six months ended December 31, 2021, the proforma adjustment included $132,750, three months of amortization expense. For the three and six months ended December 31, 2020, the proforma adjustment includes $132,750and $265,500, three and six months of amortization expense, respectively.

The Company’s condensed consolidated financial statements for the three and six months ended December 31, 2021, include the actual results of Interactive for the period October 1, 2021, to December 31, 2021. Revenue and net loss for Interactive included in the statement of operations for the six months ended December 31, 2021, was $853,017and $97,300, respectively.  This includes amortization of intangible assets of $132,750.

Note 3. Inventory

Inventory consisted of the following:

	December 31, 2021	June 30, 2021
Raw materials	$2,681,195	$1,680,471
Finished goods	1,000,233	414,481
	$3,681,428	$2,094,952

The Company writes off the value of inventory deemed excessive or obsolete. During the three and six months ended December 31, 2021, the Company wrote off inventory valued at $90,000 and $140,000, respectively.  During the three and six months ended December 31, 2020, the Company wrote off inventory valued at $156,844 and $156,844, respectively.

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31, 2021	June 30, 2021
Furniture and fixtures	$23,385	$20,173
Computer equipment	113,182	62,430
Manufacturing equipment	1,834,999	1,867,509
Leasehold improvements	1,804,238	764,225
Building	4,060,004	-
Vehicles	98,859	98,859
Property and equipment, gross	7,934,667	2,813,196
Less accumulated depreciation	(762,569)	(515,990)
	7,172,098	2,297,206
Deposits on equipment	268,234	535,194
Property and equipment, net	$7,440,332	$2,832,400

During the three and six months ended December 31, 2020, the Company sold manufacturing equipment with a carrying value of $70,292 for cash proceeds of $64,000 which resulted in a loss on the disposal of $6,292.

Depreciation expense for the three months ended December 31, 2021, and 2020 was $131,225 and $69,786, respectively.  Depreciation expense for the six months ended December 31, 2021, and 2020 was $246,579 and $139,815, respectively.

Note 5. Goodwill and Intangible Assets

Goodwill

The following table sets forth activity in goodwill from June 30, 2020, through December 31, 2021. See Note 2 for details of acquisitions that occurred during the six months ended December 31, 2021, and the year ended June 30, 2021.

Goodwill as of June 30, 2020	$493,095
Acquisition of Infusionz	1,920,718
Goodwill as of June 30, 2021	$2,413,813
Acquisition of VitaMedica	1,271,780
Acquisition of Interactive Offers	4,848,330
Goodwill as of December 31, 2021	$8,533,923

During the three and six months ended December 31, 2021 and 2020 the Company did not record any impairment of goodwill.

The acquisition of Infusionz LLC and VitaMedica provided the Company with additional expertise in the CBD industry and expanded our expertise in the Health and Wellness industry, expanded the branded product offerings of the Company, additional manufacturing resources, additional distribution resources and improved gross margin through synergies recognized with the consolidation of the company’s manufacturing and distribution locations. These are the factors of the goodwill recognized in the acquisitions.

The acquisition of Interactive provided the Company with a technology platform to expand the Company’s product marketing abilities and provided the Company with the expertise in marketing for both internal products and the ability to provide a new service to its current product customer base.  These are the factors of the goodwill recognized in the acquisition.

Intangible assets

Intangible assets as of December 31, 2021:

	Cost	Accumulated Amortization	Net Book Value

Customer relationships	$4,187,348	$1,291,057	$2,896,291
Trade name	1,175,305	378,177	797,128
Non-compete agreements	176,592	74,110	102,482
Intellectual property	1,470,000	76,667	1,393,333
	$7,009,245	$1,820,011	$5,189,234

Intangible assets as of June 30, 2021:

	Cost	Accumulated Amortization	Net Book Value

Customer relationships	$2,075,347	$843,636	$1,231,711
Trade name	845,305	270,147	575,158
Non-compete agreements	76,592	38,295	38,297

	$2,997,244	$1,152,078	$1,845,166

For the three and six months ended December 31, 2021, the Company amortized $417,549 and $667,932, respectively, and for the three and six months ended December 31, 2020, the Company amortized $181,714 and $363,428, respectively, related to the customer list and trade name intangible asset. The customer list is being amortized on a straight-line basis over 4 years. The trade names and intellectual property are being amortized on a straight-line basis over 5 years. The employee contracts – non competes are being amortized on a straight-line basis over 2 years.

Future amortization of intangible assets are as follows:

June 30, 2022	$835,096
June 30, 2023	1,606,913
June 30, 2024	1,273,475
June 30, 2025	959,750
June 30, 2026	432,000
Thereafter	82,000
$5,189,234

Note 6. Prepaid Expense and Other Current Assets

Prepaid and other assets consist of the following:

	December 31, 2021	June 30, 2021
Insurance	$113,541	$100,307
Prepayment to vendors	87,662	118,283
Deposits on services	9,690	3,225
Prepaid monthly rent	77,999	66,551
Subscriptions and services being amortized over the service period	170,838	-
Other deposits	113,628	97,892
Total	$573,358	$386,258

Note 7. Operating Leases

The Company has operating leases for corporate offices, warehouses and office equipment that have remaining lease terms of 1 year to 3 years.

Effective October 1, 2021, the Company entered into a 3-year lease for a California warehouse. The Company recorded a right of use asset and corresponding lease liability of $295,305. The Company will use this leased facility for assembly and distribution of finished goods.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of December 31, 2021:

2022	136,937
2023	264,183
2024	245,697
2025	36,564
Total undiscounted future minimum lease payments	683,381
Less: Imputed interest	(39,724)
Present value of operating lease obligation	643,657

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2021 are:

Weighted average remaining lease term	31 Months
Weighted average incremental borrowing rate	5.0%

For the three and six months ended December 31, 2021, the components of lease expense, included in general and administrative expenses and interest expense in the condensed consolidated statements of operations income, are as follows:

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Operating lease cost:
Operating lease cost	$48,771	$99,285
Amortization of ROU assets	$40,845	$87,406
Interest expense	8,099	11,880
Total lease cost	$97,715	$198,571

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2021	June 30, 2021
Accrued expenses for loyalty program	$61,410	$24,768
Accrued interest	24,986	9,817
Accrued federal and state tax	291,030	120,776
Accrued expenses on credit cards	358,275	111,700
Other accrued liabilities	137,884	28,960
	$873,585	$296,021

Note 9. Convertible Promissory Notes and Notes Payable

Convertible promissory notes and notes payable outstanding as of December 31, 2021 are summarized below:

	Maturity Date	December 31, 2021
6% $500,000 Note Payable	January 31, 2022	$500,000
6% $500,000 Note Payable, convertible to common shares at $5.00 per share	August 1, 2022	500,000
5% $33,967 Note Payable	November 7, 2026	32,963
Total notes payable		1,032,963
Less current portion of notes payable		1,006,197
Notes payable, net of current portion		$26,766

Future payments on notes payable are as follows:

For the year ended June 30:
2022	$503,061
2023	506,350
2024	6,668
2025	7,001
2026	7,351
Thereafter	2,532
$1,032,963

During the three and six months ended December 31, 2021, the Company entered into a note payable in connection with the acquisition of VitaMedica for $500,000 and payable January 31, 2022, and interest at the rate of 6% per annum.  Subsequent to December 31, 2021, the Company repaid the note and related accrued interest.

During the six months ended December 31, 2021, the Company entered into a convertible note payable in connection with the acquisition of VitaMedica for $500,000, convertible into the Company’s common shares at $5.00 per common share. The convertible note has an interest rate of 6% per annum and the principal and interest are payable on the maturity date of August 1, 2022. The Company cannot prepay the note and the principal and accrued interest is convertible at the holder’s option with notice that shall not be less than fifteen days prior to maturity.

Note 10. Related Party Transactions

During the three and six months ended December 31, 2020, the Company repaid a note from one of the members of management. The loan was $12,000 and was due upon demand.

Effective October 1, 2021, the Company entered into an Equity Interest Purchase Agreement (the “I/O Agreement”) with Gyprock Holdings LLC, a Delaware limited liability company, MFA Holdings Corp., a Florida corporation and Sherwood Ventures, LLC, a Texas limited liability company (each an “I/O Seller” and collectively the “I/O Sellers”). The I/O Sellers owned all the membership interests in Interactive Offers, LLC, a Delaware limited liability company (“Interactive”). The Company’s CEO and Chairman, Allan Marshall, is the controlling stockholder and the president of MFA Holdings Corp. MFA Holdings Corp. which owned 20% of the outstanding membership interests in Interactive.

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

Common Stock

During the six months ended December 31, 2020, the Company issued 323,612 shares of common stock for the acquisition of Infusionz, the shares were valued at $495,125. In addition, the Company issued 83,334 shares of common stock valued at $127,500 for acquisition costs.

During the six months ended December 31, 2021, the Company issued 306,945 shares of common stock for the acquisition of Infusionz, the shares were valued at $1,764,876.

During the six months ended December 31, 2021, the Company issued 100,000 shares of common stock for the acquisition of VitaMedica, the shares were valued at $482,000.

During the six months ended December 31, 2021, the Company issued 7,000 shares of common stock as a finder’s fee, the shares were valued at $33,740.

During the six months ended December 31, 2021, the Company issued 35,000 shares of common stock for consulting services to be provided over 6 months. The shares were valued at $175,000.

During the six months ended December 31, 2021, the Company issued 666,667 shares of common stock for the acquisition of Interactive Offers, LLC, the shares were valued at $4,000,000.

Trunano, Inc. Common Stock

Trunano, Inc. has 10,000,000 shares of common stock authorized with a par value of $0.001. As of June 30, 2020, Trunano, Inc, had 7,261,261 issued and outstanding shares of common stock, of which 5,770,270is owned by the Company. During the three months ended September 30, 2019, Trunano, Inc. issued 270,270 shares of common stock for cash proceeds of $300,000. Primarily due to the decline in CBD isolate price, there were no operations during the three and six months ended December 31, 2020 for Trunano, Inc.

On July 1, 2020 the noncontrolling shareholders of the Company’s subsidiary, Trunano Labs Inc., converted 1,761,261 shares of Trunano Labs, Inc. stock, representing all the outstanding stock by minority interest holders, into 1,277,778 shares of Company common stock, 10.8% of the then outstanding shares. As of July 1, 2020, Trunano Labs, Inc. is a wholly owned subsidiary of the Company.

Note 12. Stock Based Compensation

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

The following table reflects the continuity of stock options for the six months ended December 31, 2021:

A summary of stock option activity is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2021	2,088,333	$1.55	7.49	$9,689,865
Granted	1,900,000	4.18	10	-
Options outstanding at December 31, 2021	3,988,333	$2.79	8.21	$4,897,610
Options exercisable at December 31, 2021 (vested)	2,038,829	2.10	7.74	3,992,496

Stock-based compensation expense attributable to stock options was $677,455 and $134,125 for the three months ended December 31, 2021 and 2020, respectively.  Stock-based compensation expense attributable to stock options was $1,270,553 and $227,318 for the six months ended December 31, 2021 and 2020, respectively.  As of December 31, 2021, there was $3,943,664 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately 2 years.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the six months ended December 31, 2021:

December 31, 2021
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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the six months ended December 31, 2021, and 2020, respectively.

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s income tax expense was $26,162 and $235,033 for the three and six months ended December 31, 2021, and no expense or benefit for the three and six months ended December 31, 2020.

The income tax expense for the three and six months ended December 31, 2021, was primarily attributable to federal and, state income taxes and nondeductible expenses for an effective tax rate of approximately 29%. For the three and six months ended December 31, 2021, the difference between the U.S. statutory rate and the Company’s effective tax rate is due to the full valuation allowance on the Company’s deferred tax assets.

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

As of December 31, 2021, there was approximately $1,919,202 of losses available to reduce federal taxable income in future years and can be carried forward indefinitely.

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

Note 15. Subsequent Events

On January 31, 2022, the Company paid $515,188 to the VitaMedica sellers for the principal and interest on the six month note.

After December 31, 2021, the Company repurchased 103,750 shares of common stock for $453,118 or an average of $4.37 per common share.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in 2020 and 2021 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company has transition to a combination of work from home and social distancing operations and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

Our Growth Strategy

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three and six months ended December 31, 2021 and 2020, which are included herein.

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

	December 31,
	2021	2020	Change
Revenue	$10,666,781	$4,164,894	$6,501,887
Cost of revenue	3,956,358	2,234,259	1,722,099
Operating expenses	6,592,823	2,173,930	4,418,893
Other expenses (income)	26,605	(345,815)	(372,420)
Net income	$64,833	$102,520	$(37,687)

Revenues increased by $6,501,887 or 156% compared with the same period last year. $2,149,421 was from the two acquisitions and $4,352,466 was from the increase of direct to consumer, white label and private label CBD product sales.  The Company continues to add manufacturing machinery and a newly purchased building in Florida to expand production capabilities.

Cost of revenue increased by $1,722,099 or 77% compared with the same period last year. $615,308 was the cost of revenue from the two acquisitions and $1,106,791 was from the increase in revenue.  Gross margin improved by approximately 16.55% for the three months ended December 31, 2021.  This improved gross margin was from the increase in sales using more of the Company’s manufacturing capacity, the increased use of machines in the manufacturing and packaging process and the higher margins in direct-to-consumer sales.

Operating expenses increased by $4,418,893 or 203% compared with the same period last year. $1,841,880 of the increase was related to the two acquisitions.  The Company had approximately $589,100 of increased sales and marketing expenses, $407,500 increased payroll expense, $711,746 increased stock compensation expense, $273,000 increased travel and entertainment expenses, $172,900 increased professional fees, $131,822 increased insurance expense, $75,400 increased facilities costs and other increased general and administrative expenses related to the management of the increased revenue.

During the three months ended December 31, 2021, the Company incurred interest expense of $26,605.  During the three months ended December 31, 2020, there was a gain on the settlement of a cancelled lease of $387,860 and offset by $42,049 of interest expense.

The Company had net income of $64,833 and $102,520 for the three months ended December 31, 2021, and 2020, respectively. The decrease in net income is primarily related to the above mentioned changes.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

	December 31,
	2021	2020	Change
Revenue	$19,116,535	$7,102,336	$12,014,199
Cost of revenue	7,023,734	3,853,467	3,170,267
Operating expenses	11,539,658	4,252,250	7,287,408
Other expenses (income)	(258,434)	(296,828)	(38,394)
Net income (loss)	$576,544	$(706,553)	$1,283,097

Revenues increased by $12,014,199 or 169% compared with the same period last year. $3,030,994 was from the two acquisitions and $8,983,205 was from the increase of direct to consumer, white label and private label CBD product sales.  The Company continues to add manufacturing machinery and a newly purchased building in Florida to expand production capabilities.

Cost of revenue increased by $3,170,267 or 82% compared with the same period last year. $913,681 was the cost of revenue from the two acquisitions and 2,256,586 was from the increase in revenue.  Gross margin improved by approximately 17.51% for the six months ended December 31, 2021.  This improved gross margin was from the increase in sales using more of the Company’s manufacturing capacity, the increased use of machines in the manufacturing and packaging process and the higher margins in direct-to-consumer sales.

Operating expenses increased by $7,287,408 or 171% compared with the same period last year. $2,306,184 of the increase was related to the two acquisitions.  The Company had approximately $1,480,664 of increased sales and marketing expenses, $1,065,374 increased payroll expense, $1,251,976 increased stock compensation expense, $329,370 increased travel and entertainment expenses, $202,014 increased professional fees, $216,622 increased insurance expense, $130,309 increased facilities costs, offset by $73,716 lower acquisition costs and other changes in general and administrative expenses related to the management of the increased revenue.

During the six months ended December 31, 2021, there was a gain on the extinguishment of the SBA PPP loan of $300,995 and offset by $42,561 of interest expense.  During the six months ended December 31, 2020, there was a gain on the settlement of a cancelled lease of $387,860 partially offset by $84,740 of interest expense.

The Company had net income of $576,544 and a net loss of $706,553 for the six months ended December 31, 2021, and 2020, respectively.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2021	As of June 30, 2021
Current assets	$12,097,966	$18,293,083
Current liabilities	$5,262,529	$5,819,161
Working capital	$6,835,437	$12,473,922

Cash Flows

	Six Months Ended December 31,
	2021	2020
Cash flows provided by (used in) operating activities	$1,212,609	$(669,321)
Cash flows (used in) provided by investing activities	(8,999,854)	241,785
Cash flows (used in) financing activities	(151,004)	738,000
Net (decrease) increase in cash during period	$(7,938,249)	$310,464

At December 31, 2021, the Company had cash of $6,595,962 or a decrease of $7,938,249 from June 30, 2021.

Operating activities increased cash from net income and non-cash expenses of $2,233,809 and offset by $1,597,744 in changes in assets and liabilities.

Net cash (used in) provided by investing activities for the six months ended December 31, 2021, and 2020 was ($8,999,854) and $241,785, respectively. For the period ended December 31, 2021, the use of cash was primarily due to the $2,074,589 paid for the acquisition of VitaMedica, $1,854,193 paid for the acquisition of Interactive Offers LLC and $5,071,072 in building and equipment purchases. In the prior year the cash provided by investing activities was from the net cash acquired in the purchase of Infusionz and the sale of fixed assets.

Net cash flows used by financing activities for the six months ended December 31, 2021, was $151,004 compared to $738,000 provided during the six months ended December 31, 2020.  The use of cash in both periods was due to the repayment of notes payable.  In addition, during the six months ended December 31, 2020, the Company issued a note payable for $750,000 cash.

Related to the acquisition of VitaMedica, the Company issued two notes for a total of $1,000,000.  On January 31, 2022, the Company paid $515,188 to the VitaMedica for the principal and interest of the six month note.  The remaining note payable to VitaMedica will be paid on or before August 1, 2022.

On October 19, 2021, the Company made a $2,100,000 cash payment for the acquisition of Interactive Offers and committed to an additional $600,000 cash payment in the form of an earnout payment based on certain revenue milestones in accordance with and subject to the terms and conditions of the I/O Agreement within the next 12 months.

After December 31, 2021, the Company repurchased 103,750 shares of common stock for $453,119 or an average of $4.37 per common share.

We estimate that we will have sufficient working capital to fund our operations over the twelve months following the date of the issuance of these condensed consolidated financial statements and meet all of our debt obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

(i)	inadequate segregation of duties consistent with control objectives.

(ii)	lack of multiple levels of supervision and review.

We believe the weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.  However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes by the end of the end of 2022 fiscal year as resources allow:

(i)	Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and

(ii)	We will attempt to implement the remediation efforts set out herein by the end of the 2022 fiscal year.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended December 31, 2021, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2021, the Company issued 306,945 shares of common stock for the acquisition of Infusionz. The shares were valued at $1,764,876 or $5.75 per share, as this was the remaining acquisition liability for the Infusionz purchase.

During the six months ended December 31, 2021, the Company issued 100,000 shares of common stock for the acquisition of VitaMedica and 7,000 shares of common stock as a finder’s fee for the completion of the transaction. The shares were valued at $515,740 or $4.82 per share, as this was the closing price of the stock on August 4, 2021.

During the six months ended December 31, 2021, the Company issued 35,000 shares of common stock for a consulting agreement. The shares were valued at $175,000 or $5.00 per share, based on the price of the services to be rendered.

During the six months ended December 31, 2021, the Company issued 666,667 shares of common stock for the acquisition of Interactive Offers, LLC, the shares were valued at $4,000,000.

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

GROVE, INC.

Dated: February 14, 2022	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: February 14, 2022	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

