Form 10-Q
period 2022-03-31
GROVE, INC.
filed 2022-05-16
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______

Commission File Number 333-255266

GROVE, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-3378978
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17129 US Hwy 19 N. Clearwater, FL	33760
(Address of principal executive offices)	(Zip Code)

(701) 353-5425

(Registrant’s telephone number, including area code)

1710 Whitney Mesa Drive Henderson, NV 89014

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

As of May 13, 2022, there were 16,926,369 common shares issued and 16,783,631 outstanding.

2

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GROVE, INC.

Interim Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Month Periods Ended March 31, 2022

4

GROVE, INC.
CONDENSED CONSOLDIATED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
	2022	2021
ASSETS
Current assets
Cash	$4,502,986	$14,534,211
Accounts receivable, net of allowance for doubtful accounts of $57,500 and $57,500, respectively	1,481,137	1,277,662
Inventory	3,560,955	2,094,952
Prepaid expenses and other receivables	716,129	386,258
Total current assets	10,261,207	18,293,083

Property and equipment, net	7,681,640	2,832,400
Intangible assets, net	4,771,685	1,845,166
Goodwill	8,533,923	2,413,813
Deferred tax asset	1,247,387	1,403,591
Other assets	69,068	49,068
Right-of-use asset	588,133	417,443
Total other assets	22,891,836	8,961,481

Total assets	$33,153,043	$27,254,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,289,218	$1,604,723
Accrued compensation	722,060	1,020,936
Deferred revenue	257,018	485,973
Accrued liabilities	755,704	296,021
Acquisition payable	600,000	1,764,876
Current portion of notes payable	506,275	447,100
Current portion of operating lease payable	242,866	199,532
Total current liabilities	4,373,141	5,819,161

Operating lease payable, net of current portion	338,241	217,430
Notes payable, net of current portion	25,167	-
Total long-term liabilities	363,408	217,430

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, and 500,000 and 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value, 100,000,000 shares authorized, and 16,108,323 and 15,262,394 shares issued and outstanding, respectively	16,108	15,262
Additional paid in capital	32,046,045	25,372,247
Accumulated deficit	(3,646,159)	(4,170,036)
Total stockholers' equity	28,416,494	21,217,973

Total liabilities and stockholders' equity	$33,153,043	$27,254,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month's Ended March 31,		Nine Month's Ended March 31,
	2022	2021	2022	2021

Revenue
Revenue	10,271,588	6,347,514	29,388,123	13,449,850

Cost of Revenue	4,184,782	2,950,802	11,208,516	6,804,269

Gross profit	6,086,806	3,396,712	18,179,607	6,645,581

Operating expenses
Sales and marketing	1,788,689	656,151	5,152,494	1,480,855
General and administrative expenses	2,734,777	1,302,180	8,725,566	3,943,183
Share-based compensation	1,062,753	225,984	2,333,306	453,302
Amortization of acquired identifiable intangible assets	417,549	125,237	1,085,481	544,647
Depreciation	143,537	71,856	390,116	211,671
Total Operating expenses	6,147,305	2,381,408	17,686,963	6,633,658

Income (loss) from operations	(60,499)	1,015,304	492,644	11,923

Other income (expense), net
Interest (expense) income, net	(19,138)	(48,541)	(61,699)	(133,281)
Settlement of cancelled lease	-	-	-	387,860
Gain (loss) on sale of property and equipment	5,500	-	5,500	(6,292)
Gain on SBA PPP loan extingushment	-	-	300,995	-

Other income (expense), net	(13,638)	(48,541)	244,796	248,287

Income (loss) before income tax	(74,137)	966,763	737,440	260,210

Income tax benefit (expense)	21,470	-	(213,563)	-

Net income (loss)	(52,667)	966,763	523,877	260,210

Basic income (loss) per share	$(0.00)	$0.07	$0.03	$0.02

Diluted income (loss) per share	$(0.00)	$0.07	$0.03	$0.02

Weighted average shares outstanding	16,426,399	13,657,013	16,080,699	11,876,780

Fully diluted weighted average shares outstanding	17,821,810	13,962,569	17,586,030	12,182,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred	Preferred	Common	Common	Additional		Non-	Total
	Stock	Stock	Stock	Stock	Paid	Accumulated	controlling	Shareholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Interest	Equity
2020
Balance, June 30, 2020	-	$-	10,222,223	$10,223	$7,314,341	$(7,098,984)	$1,953,801	$2,179,381

Conversion of Trunano subsidiary stock into Grove common stock	-	-	1,277,778	1,278	1,952,523	-	(1,953,801)	-

Issuance of common stock for acquisition of Infusionz	-	-	222,223	223	339,777	-	-	340,000

Issuance of common stock for acquisition costs	-	-	83,334	83	127,417	-	-	127,500

Stock based compensation	-	-	-	-	93,193	-	-	93,193

Net loss	-	-	-	-	-	(809,073)	-	(809,073)

Balance, September 30, 2020	-	$-	11,805,558	$11,807	$9,827,251	$(7,908,057)	$-	$1,931,001

Stock based compensation	-	-	-	-	134,125	-	-	134,125

Issuance of common stock for acquisition of Infusionz	-	-	101,387	100	155,025	-	-	155,125

Net income	-	-	-	-	-	102,520	-	102,520

Balance, December 31, 2020	-	$-	11,906,945	$11,907	$10,116,401	$(7,805,537)	$-	$2,322,771

Stock based compensation	-	-	-	-	225,984	-	-	225,984

Issuance of common stock for acquisition of Infusionz	-	-	101,394	101	155,029	-	-	155,130

Issuance of preferred stock for cash	500,000	500	-	-	49,500	-	-	50,000

Net income	-	-	-	-	-	966,763	-	966,763

Balance, March 31, 2021	500,000	$500	12,008,339	$12,008	$10,546,914	$(6,838,774)	$-	$3,720,648

2021
Balance, June 30, 2021	500,000	$500	15,262,394	$15,262	$25,372,247	$(4,170,036)	$-	$21,217,973

Issuance of common stock for acquisition of Infusionz	-	-	306,945	307	1,764,569	-	-	1,764,876

Issuance of common stock for acquisition of VitaMedica	-	-	100,000	100	481,900	-	-	482,000

Issuance of common stock for acquisition costs	-	-	7,000	7	33,733	-	-	33,740

Stock based compensation	-	-	-	-	593,098	-	-	593,098

Issuance of common stock for services	-	-	35,000	35	174,965	-	-	175,000

Net income	-	-	-	-	-	511,711	-	511,711

Balance, September 30, 2021	500,000	$500	15,711,339	$15,711	$28,420,512	$(3,658,325)	$-	$24,778,398

Stock based compensation	-	-	-	-	677,455	-	-	677,455

Issuance of common stock for acquisition of Interactive Offers	-	-	666,667	667	3,999,333	-	-	4,000,000

Net income	-	-	-	-	-	64,833	-	64,833

Balance, December 31, 2021	500,000	$500	16,378,006	$16,378	$33,097,300	$(3,593,492)	$-	$29,520,686

Stock based compensation	-	-	-	-	670,098	-	-	670,098

Repurchase common stock	-	-	(467,765)	(468)	(1,975,420)	-	-	(1,975,888)

Issuance of common stock for exercise of options	-	-	36,582	36	(36)	-	-	-

Issuance of common stock for stock compensation	-	-	91,500	92	183,823	-	-	183,915

Issuance of common stock for stock compensation for building remodel			70,000	70	70,280	-	-	70,350

Net loss	-	-	-	-	-	(52,667)	-	(52,667)

Balance, March 31, 2022	500,000	$500	16,108,323	$16,108	$32,046,045	$(3,646,159)	$-	$28,416,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Month's Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$523,877	$260,210
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,475,597	756,318
Inventory write-offs	140,000	272,287
Shares issued for services	358,915	127,500
Shares issued for finder fee	33,740	-
Bad debt expense	35,000	22,421
Loss on sale of equipment	(5,500)	6,292
Gain on forgiveness of SBA PPP loan	(300,995)	-
Stock based compensation	1,940,651	453,302
Changes in assets and liabilities, net of acquiried amounts
Accounts receivable	(32,238)	(374,977)
Inventory	(986,166)	(942,357)
Prepaid expenses and other assets	405,133	(597,235)
Change in deferred tax asset	156,204	-
Accounts payable and accrued liabilities	(870,333)	(154,163)
Deferred revenue	(707,340)	268,030
Net cash provided by operating activities	2,166,545	97,628

Cash flows from investing activities
Acquisition of VitaMedica	(2,574,589)	-
Acquisition of Infusionz, Inc., net of cash acquired	-	137,122
Acquisition of Interactive Offers, net of cash acquired	(1,854,193)	-
Proceeds from sale of property and equipment	6,000	64,000
Acquisition of property and equipment	(5,649,100)	(106,168)
Net cash (used in) provided by investing activities	(10,071,882)	94,954

Cash flows from financing activities
Proceeds from issuance of preferred stock	-	50,000
Proceeds from issuance of related party note payable	-	750,000
Repayment of related party note payable	-	(750,000)
Proceeds from issuance of convertible note payable	-	1,000,080
Common stock repurchase	(1,975,888)	-
Repayment of notes payable	(150,000)	(12,000)
Net cash (used in) provided by financing activities	(2,125,888)	1,038,080

Net (decrease) increase in cash	(10,031,225)	1,230,662
Cash, beginning of period	14,534,211	887,517
Cash, end of period	$4,502,986	$2,118,179

Supplemental cash flow disclosures
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash financing activities
Issuance of common stock for acquisition of Infusionz	$1,764,876	$650,255
Issuance of common stock for acquisition of VitaMedica	$482,000	$-
Repayment of Infusionz LLC debt to Grove, Inc.	$-	$72,000
Issuance of debt for acquisition of VitaMedica	$1,000,000	$-
Liabilities assumed from acquisition of Infusionz	$-	$(680,480)
Liabilities assumed from acquisition of VitaMedica	$(309,574)	$-
Issuance of stock for acquisition of Interactive	$4,000,000	$-
Liabilities assumed from acquisition of Interactive	$(1,099,993)	$-
Non-cash investing activities
Issuance of common stock for acquisition of building remodel	$70,350	$-

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

Grove, Inc. (the “Company”) is a Nevada Corporation and has nine wholly owned subsidiaries, Trunano Labs, Inc., a Nevada corporation, Cresco Management, a California corporation, Steam Distribution, LLC, a California limited liability company; One Hit Wonder, Inc., a California corporation; Havz, LLC, d/b/a Steam Wholesale, a California limited liability company, Grove Acquisition Subsidiary, Inc, d/b/a VitaMedica a Nevada corporation, One Hit Wonder Holdings, LLC a California corporation, Infusionz LLC, a Colorado corporation, Interactive Offers LLC, a Delaware corporation, and SWCH, a Delaware corporation.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of March 31, 2022 and June 30, 2021.

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

The significant accounting policies adopted during the 2022 fiscal year are as follows:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. In addition, the Company will be required to use the if-converted method for calculating diluted earnings per share. We adopted ASU 2020-06 as of the beginning of our 2022 fiscal year. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements as there were no unamortized beneficial conversion features as of June 30, 2021.

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removed certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for investments. This guidance also simplified aspects of accounting for recognizing deferred taxes for taxable goodwill. We adopted ASU 2019-12 as of the beginning of our 2022 fiscal year. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

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

The Company agreed to purchase substantially all of the assets of the Seller as of August 1, 2021. The transaction was valued at an estimated fair value of $3,556,589. The purchase price consisted of 100,000 shares of the Company’s common stock valued at $482,000, $4.82 per common share, the closing price on August 4, 2021 (close date of the transaction), a non-negotiable promissory note from the Company in favor of the Seller in the original principal amount of $500,000, a non-negotiable convertible promissory note from the Company in favor of the Seller in the original principal amount of $500,000, convertible at $5.00 per share for a total of 100,000 shares of Company Common Stock and a cash payment of $2,000,000 which was paid on August 5, 2021. In addition, a $74,589 cash payment was made on October 29, 2021, for the excess working capital acquired.

A finder’s fee of $103,740 was paid by the Company, $70,000 in cash and 7,000 shares of common stock, valued at $33,740, $4.82 per common share, the closing market price on August 4, 2021 (close date of the transaction). These fees were expensed in the nine-month period ended March 31, 2022.

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

The Company’s condensed consolidated financial statements for the three and nine months ended March 31, 2022, include the actual results of VitaMedica for the period August 1, 2021 to March 31, 2022.

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

The Company’s condensed consolidated financial statements for the three and nine months ended March 31, 2022, include the actual results of Interactive for the period October 1, 2021 to March 31, 2022.

Consolidated pro-forma unaudited financial statements.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company, VitaMedica and Interactive after giving effect to the Company’s acquisitions of both companies as if the acquisitions occurred on July 1, 2020.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on July 1, 2020, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the nine months ended March 31, 2022 and the three and nine months ended March 31, 2021, as if the acquisition occurred on July 1, 2020 as both acquisitions operations were included in the three months ended March 31, 2022. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of VitaMedica and Interactive by approximately $413,000 and $531,000 per year, respectively.

Pro Forma, Unaudited				Proforma
Nine months ended March 31, 2022	Grove, Inc.	VitaMedica	Interactive	Adjustments	Proforma
Net sales	$29,388,123	$384,391	$732,519	$	$30,505,033
Cost of sales	$11,208,516	$93,509	$-	$	$11,302,025
Operating expenses	$17,686,963	$255,286	$1,348,035	$166,917	$19,457,201
Net income (loss)	$523,877	$35,596	$(795,507)	$(166,917)	$(402,951)
Basic income (loss) per common share	$0.03	$0.36	$(1.19)	$	$(0.02)
Weighted average shares outstanding	16,080,699	100,000	666,667		16,847,366

Pro Forma, Unaudited				Proforma
Three months ended March 31, 2021	Grove, Inc.	VitaMedica	Interactive	Adjustments	Proforma
Net sales	$6,347,514	$1,033,555	$668,403	$	$8,049,472
Cost of sales	$2,950,802	$285,834	$-	$	$3,236,636
Operating expenses	$2,381,408	$401,853	$1,232,899	$236,000	$4,252,159
Net income (loss)	$966,763	$70,190	$(624,479)	$(236,000)	$176,474
Basic income (loss) per common share	$0.07	$0.70	$0.94)	$	$0.01
Weighted average shares outstanding	13,657,013	100,000	666,667		14,423,680

Pro Forma, Unaudited				Proforma
Nine months ended March 31, 2021	Grove, Inc.	VitaMedica	Interactive	Adjustments	Proforma
Net sales	$13,449,850	$2,844,427	$1,997,925	$	$18,292,202
Cost of sales	$6,804,269	$808,796	$-	$	$7,613,065
Operating expenses	$6,633,658	$1,086,450	$3,049,363	$708,000	$11,477,471
Net income (loss)	$260,210	$160,717	$(1,001,466)	$(708,000)	$(1,288,539)
Basic income (loss) per common share	$0.02	$1.61	$(1.50)	$	$(0.10)
Weighted average shares outstanding	11,876,780	100,000	666,667		12,643,447

The Company estimated the annual VitaMedica amortization expense at $413,000 annually and $34,417 monthly, based on managements’ preliminary allocation of the purchase price. For the nine months ended March 31, 2022, the proforma adjustment included $137,668, four months of amortization expense. For the three and nine months ended March 31, 2021, the proforma adjustment includes $103,250 and $309,750 of amortization expense, respectively.

The Company’s condensed consolidated financial statements for the three and nine months ended March 31, 2022, include the actual results of VitaMedica for the period August 1, 2021 to March 31, 2022. Revenue for VitaMedica included in the statements of operations for the three and nine months ended March 31, 2022, was $1,393,260 and $3,571,237, respectively. Net income for VitaMedica included in the statements of operations for the three and nine months ended March 31, 2022, was $47,297 and $88,146, respectively. This includes amortization of intangible assets of $103,250 and $275,735, respectively.

The Company estimated the annual Interactive amortization expense at $531,000 annually and $44,250 monthly, based on managements’ preliminary allocation of the purchase price. For the nine months ended March 31, 2022, the proforma adjustment included $132,750, three months of amortization expense. For the three and nine months ended March 31, 2021, the proforma adjustment includes $132,750 and $398,250 of amortization expense, respectively.

The Company’s condensed consolidated financial statements for the three and nine months ended March 31, 2022, include the actual results of Interactive for the period October 1, 2021 to March 31, 2022. Revenue and net loss for Interactive included in the statement of operations for the nine months ended March 31, 2022 was $1,543,651 and $396,331, respectively and includes amortization of intangible assets of $265,500. Revenue and net loss for Interactive included in the statement of operations for the three months ended March 31, 2022 was $690,634 and $299,031, respectively and includes amortization of intangible assets of $132,750.

Note 3. Inventory

Inventory consisted of the following:

	March 31, 2022	June 30, 2021
Raw materials	$2,273,506	$1,680,471
Finished goods	1,287,499	414,481
	$3,560,955	$2,094,952

The Company writes off the value of inventory deemed excessive or obsolete. During the three and nine months ended March 31, 2022, the Company wrote off inventory valued at $0 and $140,000, respectively. During the three and nine months ended March 31, 2021, the Company wrote off inventory valued at $115,443 and $272,287, respectively.

Note 4. Property and Equipment

Property and equipment consist of the following:

	March 31, 2022	June 30, 2021
Furniture and fixtures	$24,567	$20,173
Computer equipment	81,354	62,430
Manufacturing equipment	2,182,747	1,867,509
Leasehold improvements	1,804,238	764,225
Building	4,060,004	-
Building remodel	206,843	-
Vehicles	219,262	98,859
Property and equipment, gross	8,579,015	2,813,196
Less accumulated depreciation	(897,375)	(515,990)
	7,681,640	2,297,206
Deposits on equipment	-	535,194
Property and equipment, net	$7,681,640	$2,832,400

During the three and nine months ended March 31, 2022, the Company sold vehicles with a carrying value of $500 for cash proceeds of $6,000, which resulted in a gain on the disposal of $5,500.

During the three and nine months ended March 31, 2021, the Company sold manufacturing equipment with a carrying value of $79,999 for cash proceeds of $64,000, which resulted in a loss on the disposal of $6,292.

Depreciation expense for the three months ended March 31, 2022 and 2021 was $143,537 and $71,856, respectively. Depreciation expense for the nine months ended March 31, 2022 and 2021 was $390,116 and $211,671, respectively.

Note 5. Goodwill and Intangible Assets

Goodwill

The following table sets forth activity in goodwill from June 30, 2020 through March 31, 2022. See Note 2 for details of acquisitions that occurred during the nine months ended March 31, 2022 and the year ended June 30, 2021.

Goodwill as of June 30, 2020	$493,095
Acquisition of Infusionz	1,920,718
Goodwill as of June 30, 2021	$2,413,813
Acquisition of VitaMedica	1,271,780
Acquisition of Interactive Offers	4,848,330
Goodwill as of March 31, 2022	$8,533,923

During the three and nine months ended March 31, 2022 and 2021 the Company did not record any impairment of goodwill.

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

Intangible assets

Intangible assets as of March 31, 2022:

	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$4,187,348	$1,552,765	$2,634,583
Trade name	1,175,305	436,943	738,362
Non-compete agreements	176,592	96,185	80,407
Intellectual property	1,470,000	151,667	1,318,333
	$7,009,245	$2,237,560	$4,771,685

Intangible assets as of June 30, 2021:

	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$2,075,347	$843,636	$1,231,711
Trade name	845,305	270,147	575,158
Non-compete agreements	76,592	38,295	38,297

	$2,997,244	$1,152,078	$1,845,166

For the three and nine months ended March 31, 2022, the Company amortized $417,549 and $1,085,481, respectively, and for the three and nine months ended March 31, 2021, the Company amortized $181,218 and $544,646, respectively, related to the customer list, trade name and non-compete intangible assets. The customer list is being amortized on a straight-line basis over 4 years. The trade names and intellectual property are being amortized on a straight-line basis over 5 years. The employee contracts – non compete agreements are being amortized on a straight-line basis over 2 years.

Future amortization of intangible assets are as follows:

June 30, 2022	$417,547
June 30, 2023	1,606,913
June 30, 2024	1,273,475
June 30, 2025	959,750
June 30, 2026	432,000
Thereafter	82,000
$4,771,685

Note 6. Prepaid Expense and Other Current Assets

Prepaid and other assets consist of the following:

	March 31, 2022	June 30, 2021
Insurance	$106,685	$100,307
Prepayment to vendors	322,925	118,283
Deposits on services	7,268	3,225
Prepaid monthly rent	72,058	66,551
Subscriptions and services being amortized over the service period	207,193	-
Other deposits	-	97,892
Total	$716,129	$386,258

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

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2022:

2022	$67,036
2023	264,183
2024	245,697
2025	36,564
Total undiscounted future minimum lease payments	613,480
Less: Imputed interest	(32,373)
Present value of operating lease obligation	$581,107

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2022 are:

Weighted average remaining lease term	28 Months
Weighted average incremental borrowing rate	5.0%

For the three and nine months ended March 31, 2022, the components of lease expense, included in general and administrative expenses and interest expense in the condensed consolidated statements of operations income, are as follows:

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Operating lease cost:
Operating lease cost	$58,179	$157,464
Amortization of ROU assets	60,492	147,898
Interest expense	7,328	19,208
Total lease cost	$125,999	$324,570

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2022	June 30, 2021
Accrued expenses for loyalty program	$8,978	$24,768
Accrued interest	19,890	9,817
Accrued federal and state tax	173,618	120,776
Accrued expenses on credit cards	431,325	111,700
Other accrued liabilities	121,893	28,960
	$755,704	$296,021

Note 9. Convertible Promissory Notes and Notes Payable

Convertible promissory notes and notes payable outstanding as of March 31, 2022 are summarized below:

	Maturity Date	March 31, 2022
6% $500,000 Note Payable, convertible to common shares at $5.00 per share	August 1, 2022	500,000
5% $33,967 Note Payable	November 7, 2026	31,442
Total notes payable		531,442
Less current portion of notes payable		506,275
Notes payable, net of current portion		$25,167

Future payments on notes payable are as follows:

For the year ended June 30:
2022	$1,540
2023	506,350
2024	6,668
2025	7,001
2026	7,351
Thereafter	2,532
$531,442

During the three and nine months ended March 31, 2022, the Company entered into a note payable in connection with the acquisition of VitaMedica for $500,000, payable January 31, 2022, and accruing interest at the rate of 6% per annum. During the three months ended March 31, 2022, the Company repaid the note and related accrued interest of $515,188.

During the nine months ended March 31, 2022, the Company entered into a convertible note payable in connection with the acquisition of VitaMedica for $500,000, convertible into the Company’s common shares at $5.00 per common share. The convertible note has an interest rate of 6% per annum. Principal and interest are payable on the maturity date of August 1, 2022. The Company cannot prepay the note and the principal and accrued interest is convertible at the holder’s option with notice that shall not be less than fifteen days prior to maturity.

Note 10. Related Party Transactions

During the nine months ended March 31, 2021, the Company entered into a note with a member of management. The loan was for $750,000 and had a two year term with an interest rate of 2%. Management repaid the loan and accrued interest during the three months ended March 31, 2021.

During the three and nine months ended March 31, 2021, the Company repaid a note from one of the members of management. The loan was $12,000 and was due upon demand.

During the nine months ended March 31, 2021, a member of management purchased 500,000 shares of preferred stock for $50,000 cash.

Effective October 1, 2021, the Company entered into an Equity Interest Purchase Agreement (the “I/O Agreement”) with Gyprock Holdings LLC, a Delaware limited liability company, MFA Holdings Corp., a Florida corporation and Sherwood Ventures, LLC, a Texas limited liability company (each an “I/O Seller” and collectively the “I/O Sellers”). The I/O Sellers owned all the membership interests in Interactive Offers, LLC, a Delaware limited liability company (“Interactive”). The Company’s CEO and Chairman, Allan Marshall, is the controlling stockholder and the president of MFA Holdings Corp., which owned 20% of the outstanding membership interests in Interactive.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

Note 11. Equity Transactions

Preferred Stock

The Company’s Board of Directors has authorized 1,000,000 shares of preferred stock with a par value of $0.001 and issued 500,000 shares of preferred stock. On February 2, 2021, the Company sold the 500,000 shares of Preferred Stock to Allan Marshall, CEO and Chairman for net proceeds of $50,000. The preferred stock is convertible into the Company’s common stock at a ratio of 1.8 shares of preferred stock for a single share of the Company’s common stock at the holder’s option, has preferential liquidation rights and the preferred stock shall vote together with the common stock as a single class on all matters to which shareholders of the Company are entitled to vote at the rate of ten votes per share of preferred stock.

Common Stock

During the nine months ended March 31, 2021, the Company issued 425,004 shares of common stock for the acquisition of Infusionz, the shares were valued at $650,255 or $1.53 per share, as this was the last transaction price. In addition, the Company issued 83,334 shares of common stock valued at $127,500 for acquisition costs.

During the nine months ended March 31, 2022, the Company issued 306,945 shares of common stock for the acquisition of Infusionz, the shares were valued at $1,764,876.

During the nine months ended March 31, 2022, the Company issued 100,000 shares of common stock for the acquisition of VitaMedica, the shares were valued at $482,000.

During the nine months ended March 31, 2022, the Company issued 7,000 shares of common stock as a finder’s fee, the shares were valued at $33,740.

During the nine months ended March 31, 2022, the Company issued 35,000 shares of common stock for consulting services to be provided over 6 months. The shares were valued at $175,000.

During the nine months ended March 31, 2022, the Company issued 666,667 shares of common stock for the acquisition of Interactive, the shares were valued at $4,000,000.

During the nine months ended March 31, 2022, the Company issued 91,500 shares of common stock to various employees for services to be rendered over a six-month period. The shares were valued at fair value of $367,830 or $4.02 per share. As of March 31, 2022, $183,915 has been amortized to stock compensation expense. The remaining value of $183,915 will be amortized during the three months ended June 30, 2022.

During the nine months ended March 31, 2022, the Company issued 70,000 shares of common stock to a consultant for services related to the remodel of the new building to be rendered over a one year period. The shares were valued at fair value of $281,400 or $4.02 per share. As of March 31, 2022, $70,350 has been capitalized to the building remodel. The remaining value of $211,050 will be capitalized to the building remodel at $23,450 monthly through December 31, 2022.

During the nine months ended March 31, 2022, the Company issued 36,582 shares of common stock for the cashless exercise of 55,556 stock options.

During the nine months ended March 31, 2022, the Company repurchased 467,765 shares of common stock for $1,975,888 or an average of $4.22 per common share.

Trunano, Inc. Common Stock

Trunano, Inc. has 10,000,000 shares of common stock authorized with a par value of $0.001. As of June 30, 2020, Trunano, Inc, had 7,261,261 issued and outstanding shares of common stock, of which 5,770,270 is owned by the Company. During the three months ended September 30, 2019, Trunano, Inc. issued 270,270 shares of common stock for cash proceeds of $300,000. Primarily due to the decline in CBD isolate price, there were no operations during the three and nine months ended March 31, 2021 for Trunano, Inc.

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

The following table reflects the continuity of stock options for the nine months ended March 31, 2022:

A summary of stock option activity is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2021	2,088,333	$1.55	7.49	$9,689,865
Exercised	(55,556)	$0.68
Granted	1,900,000	4.18	10	-
Options outstanding at March 31, 2022	3,932,777	$2.81	7.95	$8,922,562
Options exercisable at March 31, 2022 (vested)	2,298,930	$2.26	7.54	8,184,193

Stock-based compensation expense attributable to stock options was $670,098 and $225,984 for the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation expense attributable to stock options was $1,940,651 and $453,302 for the nine months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $4,426,475 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately 2 years.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the nine months ended March 31, 2022:

March 31, 2022
Dividend rate	-
Risk free interest rate	0.69%
Expected term	5
Expected volatility	69%
Grant date stock price	$4.18

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated based upon historical trends in Charlotte’s Web Holdings, Inc. (CWBHF) stock prices for periods prior to the date the Company’s trading information was available. Management selected Charlotte’s Web Holdings, Inc. for its length of time as a publicly trading company and the similarities of the business and industry.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the nine months ended March 31, 2022 and 2021, respectively.

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s income tax benefit and expense was $21,470 and $213,563 for the three and nine months ended March 31, 2022, respectively and no expense or benefit for the three and nine months ended March 31, 2021.

The income tax expense for the three and nine months ended March 31, 2022, was primarily attributable to federal and state income taxes and nondeductible expenses for an effective tax rate of approximately 29%. For the three and nine months ended March 31, 2022, the difference between the U.S. statutory rate and the Company’s effective tax rate is due to the full valuation allowance on the Company’s deferred tax assets.

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

As of March 31, 2022, there was approximately $1,993,342 of losses available to reduce federal taxable income in future years and can be carried forward indefinitely.

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

Note 15. Subsequent Events

Issuance of Equity

Subsequent to March 31, 2022, the Company issued 372,000 stock options with a fair value of $1,152,909.

On April 5, 2022, a warrant for 166,667 shares was exercised by an investor on a cashless basis and the Company issued 119,792 shares of the Company’s common stock with a fair value of $651,668 based on the closing price on April 5, 2022 of $5.44 per common share.

Acquisition of Cygnet Online LLC

Subsequent March 31, 2022, the Company entered into a Securities Purchase Agreement to purchase Cygnet Online, LLC, a Delaware limited liability company effective as of April 1, 2022. The Company purchased 55% of the equity in the business with a purchase price of $6,050,000. The consideration consisted of $1,500,000 in cash, $2,550,000 or 555,489 shares of restricted common stock and a non-negotiable convertible promissory note in the original principal amount of $2,000,000, which can be converted into common stock of the Company at a price of $6.00 per share and is payable in full, to the extent not previously converted, on February 15, 2023. The purchase price is subject to a two-way adjustment based on the amount of Closing Working Capital, as defined in the agreement.

Additionally, Seller will be paid up to $700,000 in the form of an earn-out payment based on 7% of Cygnet’s net revenue during the earn-out period, in accordance with and subject to the terms and conditions of the agreement. The earn-out payment, if any, will be paid 50% in immediately available funds and 50% in Company restricted common stock.

The Agreement contains customary confidentiality, non-competition, and non-solicitation provisions for the Seller and Seller’s affiliates.

 In addition, the Company has the right to purchase Seller’s remaining membership interests in Cygnet. Commencing on October 10, 2022 and continuing for 180 days thereafter, the Company has the right, but not the obligation, to cause the Seller to sell 15% of the membership interests in Cygnet for $1,650,000 in immediately available funds. Commencing on the date that the Company completes its financial statements for the year ended December 31, 2023, and continuing for 120 days thereafter, the Company has the right, but not the obligation, to cause the Seller to sell the remaining 30% of the membership interests in Cygnet for 30% of the amount equal to four times Cygnet’s Adjusted EBITDA (as defined in the Call Agreement) for calendar year 2023, payable by wire transfer of immediately available funds equal to at least 50% of said purchase price with the balance payable through the issuance to Seller of shares of restricted common stock of the Company.

The Seller has the right, but not the obligation, at any time commencing on the date that is 120 days after the date the Company completes Cygnet’s financial statements for the year ended December 31, 2023, and continuing for 90 days thereafter, to cause the Company to purchase all of the Seller’s remaining membership interests in Cygnet for a purchase price equal to the product of (i) four times Cygnet’s Adjusted EBITDA (as defined in the Put Agreement) for calendar year 2023, and (ii) the percentage of Cygnet membership interests being sold, payable in shares of restricted common stock of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

General Overview

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Grove, Inc.

Grove, Inc. (the “Company”) is a Nevada Corporation and has eleven wholly owned subsidiaries, Trunano Labs, Inc., a Nevada corporation, Cresco Management, a California corporation, Steam Distribution, LLC, a California limited liability company; One Hit Wonder, Inc., a California corporation; Havz, LLC, d/b/a Steam Wholesale, a California limited liability company, Grove Acquisition Subsidiary, Inc, d/b/a VitaMedica a Nevada corporation, One Hit Wonder Holdings, LLC, a California corporation, Infusionz LLC, a Colorado corporation, Interactive Offers, LLC a Delaware corporation, Upexi Holdings, Inc. a Delaware corporation and SWCH, a Delaware corporation.

We are in the business of developing, producing, marketing, and selling raw materials, white label products, end consumer products containing the hemp plant extract, Cannabidiol (“CBD”) and health and wellness products not containing CBD. We sell to numerous consumer markets including the nutraceutical, beauty care, pet care and functional food sectors. We seek to take advantage of an emerging worldwide trend to re-energize the production of industrial hemp and to foster its many uses for consumers. CBD is derived from hemp stalk and seed.

In addition, we were an operator of an annual tradeshow in the United States related to the CBD industry. There are no trade shows currently scheduled as of the date of this report.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in 2020 and 2021 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company has transitioned to a combination of work from home and social distancing operations. There has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

Our Growth Strategy

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2022 and 2021, which are included herein.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	March 31,
	2022	2021	Change
Revenue	$10,271,588	$6,347,514	$3,924,074
Cost of revenue	4,184,782	2,950,802	1,233,980
Operating expenses	6,147,305	2,381,408	3,765,897
Other expenses (income)	(13,638)	(48,541)	34,903
Net income	$(52,667)	$966,763	$(1,019,430)

Revenues increased by $3,924,074 or 62% compared with the same period last year. Approximately $2,083,900 was from the two acquisitions and $1,840,200 was primarily from the increase of direct to consumer, white label and private label CBD product sales. The Company continues to add manufacturing machinery and a newly purchased building in Florida to expand production capabilities.

Cost of revenue increased by $1,233,980 or 42% compared with the same period last year. Approximately $913,900 was the cost of revenue from the two acquisitions and approximately $319,200 was from the increase in revenue. Gross margin improved by approximately 11% for the three months ended March 31, 2022. This improved gross margin was from the increase in sales using more of the Company’s manufacturing capacity, the increased use of machines in the manufacturing and packaging process and the higher margins in direct-to-consumer sales.

Operating expenses increased by $3,765,897 or 158% compared with the same period last year. $2,119,000 of the increase was related to the two acquisitions. The Company had approximately $1,132,500 of increased sales and marketing expenses, approximately $836,800 in increased share-based compensation and approximately $71,700 in increased depreciation expense. These costs were offset by approximate decreases of $349,200 general and administrative costs as the Company benefited from the consolidation of facilities and administrative personnel.

During the three months ended March 31, 2022, the Company incurred interest expense of $19,138 compared to $48,541 in interest expense incurred during the three months ended March 31, 2021. The decrease of interest expense for the three months ended March 31, 2022 was due to the repayment of notes payable. During the three months ended March 31, 2022, there was a gain on the sale of fixed assets of $5,500.

The Company had a net loss of $52,667 compared to net income of $966,763 for the three months ended March 31, 2022 and 2021, respectively. The decrease in net income is primarily related to the above-mentioned changes, including approximately $1,129,100 of non-cash expenses related to share-based compensation and amortization of acquired identifiable intangible assets.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

	March 31,
	2022	2021	Change
Revenue	$29,388,123	$13,449,850	$15,938,273
Cost of revenue	11,208,516	6,804,269	4,404,247
Operating expenses	17,686,963	6,633,658	11,053,305
Other expenses (income)	(244,796)	(248,287)	(3,491)
Net income (loss)	$523,877	$260,210	$263,667

Revenues increased by $15,938,273 or 119% compared with the same period last year. Approximately $5,114,900 was from the two acquisitions and $10,823,400 was from the increase of direct to consumer, white label and private label CBD product sales. The Company continues to add manufacturing machinery and a newly purchased building in Florida to expand production capabilities.

Cost of revenue increased by $4,404,247 or 65% compared with the same period last year. Approximately $1,827,600 was the cost of revenue from the two acquisitions and $2,576,700 was from the increase in revenue. Gross margin improved by approximately 25% for the nine months ended March 31, 2022. This improved gross margin was from the increase in sales using more of the Company’s manufacturing capacity, the increased use of machines in the manufacturing and packaging process and the higher margins in direct-to-consumer sales.

Operating expenses increased by $11,053,305 or 167% compared with the same period last year. Approximately $4,121,100 of the increase was related to the two acquisitions. The Company had approximately $3,371,600 of increased sales and marketing expenses, approximately $1,880,000 in increased share-based compensation, approximately $178,400 in increased depreciation expense. In addition, the Company had higher salaries, insurance and other general and administrative expenses related to the management of the increased revenue.

During the nine months ended March 31, 2022, there was a gain on the extinguishment of the SBA PPP loan of $300,995 and a gain of $5,500 on the sale of fixed assets, which was offset by $61,699 of interest expense. During the nine months ended March 31, 2021 there was a gain on the settlement of a cancelled lease of $387,860, partially offset by $133,281 of interest expense and $6,292 of loss on sale of fixed assets.

The Company had net income of $523,877 and $260,210 for the nine months ended March 31, 2022 and 2021, respectively. The increase in net income primarily related to the above-mentioned changes, offset by the tax provision.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2022	As of June 30, 2021
Current assets	$10,261,207	$18,293,083
Current liabilities	4,373,141	5,819,161
Working capital	$5,888,066	$12,473,922

Cash Flows

	Nine Months Ended March 31,
	2022	2021
Cash flows provided by operating activities	$2,166,545	$97,628
Cash flows (used in) provided by investing activities	(10,071,882)	94,954
Cash flows (used in) provided by financing activities	(2,125,888)	1,038,080
Net (decrease) increase in cash during period	$(10,031,225)	$1,230,662

At March 31, 2022, the Company had cash of $4,502,986 a decrease of $10,031,225 from June 30, 2021.

Operating activities increased cash from net income and non-cash expenses by $3,677,408 offset by $2,034,740 in changes in assets and liabilities.

Net cash (used in) provided by investing activities for the nine months ended March 31, 2022 and 2021 was ($10,071,882) and $94,954, respectively. For the period ended March 31, 2022, the use of cash was primarily due to the $2,074,589 paid for the acquisition of VitaMedica, $500,000 for the payment of the loan related to acquisition of VitaMedica, $1,854,193 paid for the acquisition of Interactive and $5,649,100 in building, building remodel and equipment purchases. In the prior year the cash provided by investing activities was from the net cash acquired in the purchase of Infusionz and the sale of fixed assets.

Net cash flows (used by) provided by financing activities for the nine months ended March 31, 2022, was $2,125,888 compared to $1,038,080 provided during the nine months ended March 31, 2021. The use of cash for the period ended March 31, 2021 was primarily due to the common stock repurchase program of $1,975,888 and the repayment of notes payable of $150,000, not including the note payable related to the VitaMedica acquisition. During the nine months ended March 31, 2021, the Company issued notes payable for $1,750,080 cash and sold preferred stock for $50,000, net of repayment of notes payable of $762,000.

Related to the acquisition of VitaMedica, the Company issued two notes for a total of $1,000,000. On January 31, 2022, the Company paid $515,188 to VitaMedica for the principal and interest on the six-month note. The remaining note payable to VitaMedica will be paid by August 1, 2022.

On October 19, 2021, the Company made a $2,100,000 cash payment for the acquisition of Interactive and committed to an additional $600,000 cash payment in the form of an earnout payment based on certain revenue milestones in accordance with and subject to the terms and conditions of the I/O Agreement within the next 12 months.

During the three months ended March 31, 2022, the Company repurchased 467,765 shares of common stock for $1,975,888 or an average of $4.22 per common share.

We estimate that we will have sufficient working capital to fund our operations over the twelve months following the date of the issuance of these condensed consolidated financial statements and meet all of our debt obligations.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company has transitioned to a combination of work from home and social distancing operations. There has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

(i)	inadequate segregation of duties consistent with control objectives.

(ii)	lack of multiple levels of supervision and review.

We believe the weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes by the end of 2022 fiscal year as resources allow:

(i)	Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and

(ii)	We will attempt to implement the remediation efforts set out herein by the end of the 2022 fiscal year.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended March 31, 2022, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2022, the Company issued 306,945 shares of common stock for the acquisition of Infusionz. The shares were valued at $1,764,876 or $5.75 per share, as this was the remaining acquisition liability for the Infusionz purchase.

During the nine months ended March 31, 2022, the Company issued 100,000 shares of common stock for the acquisition of VitaMedica and 7,000 shares of common stock as a finder’s fee for the completion of the transaction. The shares were valued at $515,740 or $4.82 per share, as this was the closing price of the stock on August 4, 2021.

During the nine months ended March 31, 2022, the Company issued 35,000 shares of common stock for a consulting agreement. The shares were valued at $175,000 or $5.00 per share, based on the price of the services to be rendered.

During the nine months ended March 31, 2022, the Company issued 666,667 shares of common stock for the acquisition of Interactive, the shares were valued at $4,000,000.

Subsequent to the nine months ended March 31, 2022, the Company issued 555,489 shares of common stock for the acquisition of Cygnet Online, LLC valued at $2,550,000.

Subsequent to the nine months ended March 31, 2022, the Company issued 119,792 shares of common stock for the cashless exercise of a warrant, valued at $651,668.

All of the securities issued by the Company as described above were issued pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws.

Stock Repurchase Program

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares of Common Stock Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	99,570 (open market purchases)	$4.36	99,570	900,430
February 1, 2022 through February 28, 2022	43,195 (open market purchases)	$4.44	43,195	857,235
March 1, 2022 through March 31, 2022	325,000 (privately negotiated transaction)	$4.15	325,000	532,235
Total	467,765	$4.22	467,765	532,235

All of the shares of Company common stock set forth in the table above were acquired by the Company pursuant to the terms of a Stock Repurchase Program that was publicly announced by the Company on October 19, 2021, pursuant to a current report on Form 8-K. Under the Stock Repurchase Program the Company authorized the repurchase of up to 1,000,000 shares of common stock.

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

GROVE, INC.

Dated: May 16, 2022	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: May 16, 2022	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

