Form 10-K
period 2022-06-30
UPEXI, INC.
filed 2022-09-28
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 333-255266

UPEXI, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-3378978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17129 US Hwy 19 N. Clearwater, FL	33760
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (701) 353-5425

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	UPXI	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $35,105,610, based upon the closing sale price of such stock on the Nasdaq Capital Market. The registrant has no non-voting common equity.

As of September 27, 2022, the registrant had 16,713,345 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 Upexi, Inc.

Form 10-K

For the Fiscal Year Ended June 30, 2022

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains express and implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Other than statements of historical fact, all statements contained in this Annual Report on Form 10-K including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect,” or words or expressions of similar substance or the negative thereof, that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

Item 1. Business

General Overview

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Upexi, Inc., unless otherwise indicated.

Upexi is a multi-faceted brand owner with established brands in the health, wellness, pet, beauty and other growing markets. We operate in emerging industries with high growth trends and look to drive organic growth of our current brands. We focus on direct to consumer and Amazon brands that are scalable and have anticipated, high industry growth trends. Our goal is to continue to accumulate consumer data and build out a significant customer database across all industries we sell into. The growth of our current database has been key to the year over year gains in sales and profits. To drive additional growth, we have and will continue to acquire profitable Amazon and eCommerce businesses that can scale quickly and reduce costs through corporate synergies. We utilize our in-house, SaaS programmatic ad technology to help achieve a lower cost per acquisition and accumulate consumer data for increased cross-selling between our growing portfolio of brands.

Upexi, Inc. (the “Company”) is a Nevada corporation with fourteen active subsidiaries, including thirteen wholly owned subsidiaries and one subsidiary, Cygnet Online, LLC, a Delaware limited liability company, that is majority owned with 55% ownership by the Company. The Company’s fourteen active subsidiaries are as follows:

•	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
o	SWCH, LLC, a Delaware limited liability company
o	Cresco Management, LLC, a California limited liability company
•	Trunano Labs, Inc., a Nevada corporation
•	Infusionz, Inc., a Nevada corporation
•	Upexi Holding, LLC, a Delaware limited liability company
o	Upexi Pet Products, LLC, a Delaware limited liability company
•	Infusionz LLC (“Infusionz”), a Colorado limited liability company
•	Grove Acquisition Subsidiary, Inc. (“VitaMedica”), a Nevada corporation
•	Upexi Enterprise, LLC, a Delaware limited liability company
o	Upexi Property & Assets, LLC, a Delaware limited liability company
■	Upexi 17129 Florida, LLC, a Delaware limited liability company
•	Interactive Offers, LLC (“Interactive”), a Delaware limited liability company
•	Cygnet Online, LLC (“Cygnet”), a Delaware limited liability company, 55% owned

In addition, the Company has four wholly owned subsidiaries that had no activity during the year ended June 30, 2022.

•	Steam Distribution, LLC, a California limited liability company
•	One Hit Wonder, Inc., a California corporation
•	One Hit Wonder Holdings, LLC, a California limited liability company
•	Vape Estate, Inc., a Nevada Corporation

Consolidations

On July 1, 2020, the noncontrolling shareholders of the Company’s subsidiary, Trunano Labs Inc., converted 1,761,261 shares of Trunano Labs, Inc. stock, representing all the outstanding stock held by minority interest holders, into 1,277,778 shares of Upexi Inc. common stock, 10.8% of our then outstanding shares. As of July 1, 2020, Trunano Labs, Inc. is a wholly owned subsidiary of Upexi Inc.

Business Acquisitions

On July 1, 2020, the Company entered into an Agreement and Plan of Merger with Infusionz LLC (the “Infusionz Agreement”) with the members of Infusionz LLC (the “Sellers”). Pursuant to the terms of the Infusionz Agreement, on July 1, 2020, the Company acquired 100% of the outstanding membership interests of Infusionz LLC, a Colorado limited liability company (“Infusionz”).

On August 1, 2021, the Company completed an asset purchase agreement with Grove Acquisition Subsidiary, Inc., a Nevada corporation and wholly owned subsidiary of the Company, and the members of VitaMedica Corporation, a California corporation, to purchase all the assets and assume certain liabilities of VitaMedica. VitaMedica is a leading online seller of supplements for surgery, recovery, skin, beauty, health, and wellness.

On October 1, 2021, the Company entered into an equity interest purchase agreement with Gyprock Holdings LLC, a Delaware limited liability company, MFA Holdings Corp., a Florida corporation, and Sherwood Ventures, LLC, a Texas limited liability company, to acquire all of the outstanding membership interest of Interactive Offers, LLC, a Delaware limited liability company.

On April 1, 2022, the Company entered into a securities purchase agreement with the single investor to purchase 55% of the equity interest in Cygnet Online, LLC, a Delaware limited liability company, and agreements to enable the Company to purchase the remaining 45% over the following two years.

Emerging Growth Company Status

We are an emerging growth company under the Jumpstart our Business Startups (JOBS) Act of 2012. We shall continue to be deemed an emerging growth company until the earliest of:

1.

The last day of our fiscal year during which our total annual gross revenues exceed $1,235,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics);

2.	The last day of our fiscal year in which the fifth anniversary of the first sale of our common equity securities pursuant to an effective IPO registration statement occurred;

3.	The date on which the Company has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

4.	The date on which the Company qualifies as a ‘large accelerated filer’, as defined in section 240.12b-2(2) of title 46, Code of Federal Regulations, or any successor thereto.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A and B of the Securities Exchange Act of 1934, which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a smaller reporting company that qualifies as a non-accelerated filer.

DESCRIPTION OF BUSINESS

Our Company

Upexi is a multi-faceted brand owner with established brands in the health, wellness, pet, beauty and other growing markets. We operate in emerging industries with high growth trends and look to drive organic growth of our current brands. We focus on direct to consumer and Amazon brands that are scalable and have anticipated, high industry growth trends. Our goal is to continue to accumulate consumer data and build out a significant customer database across all industries we sell into. The growth of our current customer database has been key to the year over year gains in sales and cash flow. To drive additional growth, we have and will continue to acquire profitable Amazon and eCommerce businesses that can scale quickly and reduce costs through corporate synergies. We utilize our in-house, SaaS programmatic ad technology to help achieve a lower cost per acquisition and accumulate consumer data for increased cross-selling between our growing portfolio of brands.

On August 17, 2022, the Company changed its name from Grove, Inc. to Upexi, Inc. to better reflect the evolution of the business from a single focus to the overall product distribution of product brands owned by the Company and other select brands that align with our overall product distribution strategy.

The Company primarily conducts its business operations through the following subsidiaries:

•	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
o	SWCH, LLC, a Delaware limited liability company
o	Cresco Management, LLC, a California limited liability company
•	Trunano Labs, Inc., a Nevada corporation
•	Infusionz, Inc., a Nevada corporation
•	Upexi Holding, LLC, a Delaware limited liability company
o	Upexi Pet Products, LLC, a Delaware limited liability company
•	Infusionz LLC (“Infusionz”), a Colorado limited liability company
•	Grove Acquisition Subsidiary, Inc. (“VitaMedica”), a Nevada corporation
•	Upexi Enterprise, LLC, a Delaware limited liability company
o	Upexi Property & Assets, LLC, a Delaware limited liability company
■	Upexi 17129 Florida, LLC, a Delaware limited liability company
•	Interactive Offers, LLC (“Interactive”), a Delaware limited liability company
•	Cygnet Online, LLC (“Cygnet”), a Delaware limited liability company, 55% owned

We operate throughout our locations in the USA with operations in Florida, California, Nevada and Colorado through our various Brands and entities.

Upexi operates from our corporate location in Clearwater, Florida where direct to consumer and Amazon sales are driven by on-site and remote teams for all brands. The location also supports all the other locations with the accounting, corporate oversight, day to day finances and all business growth and management operating from this location.

VitaMedica operates mainly from our California location with product development, fulfillment and day to day operations from that location

Interactive offers operate from its Florida office with day to day operations supported by various off site remote positions, and majority of the development team operating out of Portugal.

Cygnet Online operates from our South Florida location with a full on-site GMP warehouse and distribution center, including day to day operations of our Amazon liquidation business team with support of remote team members.

Lucky Tail operates from our Clearwater, Florida location with sales and marketing driven by on-site and remote teams that operate the Amazon sales strategy and daily business operations

HAVZ, LLC, d/b/a/ Steam Wholesale operates manufacturing and/or distribution centers in Las Vegas, Nevada supporting our health and wellness products, including those products manufactured with hemp ingredients and our overall distribution operations. We have continued to manage these operations with our corporate focus moving towards other larger opportunities and investments for the future.

In the United States, hemp products that are manufactured by Upexi are regulated by the U.S. Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture (“USDA”), and various state agencies within the individual States. As an initial matter, the hemp products manufactured and distributed by Upexi must meet the requirements of the Agricultural Improvement Act of 2018 (the “Farm Bill”). Under the Farm Bill, all hemp products must contain no more than 0.3% of 9-delta-tetraydrocannabidiols (“9-delta”) on a dry weight basis. To ensure compliance with this provision, Upexi requires all hemp products it manufactures and distributes to contain no more than 0.3% of all tetraydrocannabidiols not simply 9-delta. The Farm Bill also requires that Upexi only use hemp [manufacturers/producers] that are duly licensed under state law or pursuant to the regulations issued by the USDA. Consequently, the Company processes, develops, manufactures, and sells its products pursuant to the Farm Bill. CBD products manufactured and distributed by Upexi Inc. must also meet the requirements of the federal Food, Drug, and Cosmetic Act (“FDCA”) and the federal Food and Drug Administration’s (the “FDA”) regulations implementing the FDCA. While neither the FDCA nor FDA has specific provisions that relate to the marketing of hemp products, the products are subject to the general adulteration and labeling provisions of the FDCA and FDA’s regulations depending on whether the product is marketed as a cosmetic, dietary supplement or food. The permissibility of hemp products containing cannabinoids remains in a state of flux. The FDA has issued guidance titled “FDA Regulation of Cannabis and Cannabis-Derived Products, Including Cannabidiol (CBD)” pursuant to which the FDA has taken the position that cannabidiol (“CBD”) is prohibited from use as an ingredient in a food or beverage or as a dietary ingredient in or as a dietary supplement based on several provisions of the FDCA. In the definition of “dietary supplement” found in the FDCA at Section 201(ff), an article authorized for investigation as a new drug, antibiotic, or biological for which substantial clinical investigations have been instituted and for which the existence of such investigations has been made public, is excluded from the definition of dietary supplement. A similar provision in the FDCA at 301(ll) makes it a prohibited act to introduce or deliver into commerce any food with a substance that was investigated as a new drug prior to being included in a food. There are no similar exclusions for the use of CBD in non-drug topical products, as long as such products otherwise comply with applicable laws. The FDA created a task force to address the further regulation of CBD and other cannabis-derived products and is currently evaluating the applicable science and pathways for regulating CBD and other cannabis-derived ingredients. Additionally, various states have enacted state-specific laws pertaining to the handling, manufacturing, labeling, and sale of CBD and other hemp products. Compliance with state-specific laws and regulations could impact our operations in those specific states. It is important to note that FDA has not taken any specific positions regarding the regulatory status of other cannabinoids, for example CBDA, CBDG, and CBDN. Finally, the Federal Trade Commission is the agency that is vested with ensuring that all marketing claims for hemp products are truthful and non-misleading.

Our Products

Upexi is a multi-faceted brand owner with established brands in the health, wellness, pet, beauty and other growing markets. We operate in emerging industries with high growth trends and look to drive organic growth of our current brands. We focus on direct to consumer and Amazon brands that are scalable and have anticipated, high industry growth trends. Our goal is to continue to accumulate consumer data and build out a significant customer database across all industries we sell into. The growth of our current customer database has been key to the year over year gains in sales and profits. To drive additional growth, we have and will continue to acquire profitable Amazon and eCommerce businesses that can scale quickly and reduce costs through corporate synergies. We utilize our in-house, SaaS programmatic ad technology to help achieve a lower cost per acquisition and accumulate consumer data for increased cross-selling between our growing portfolio of brands

The global ecommerce growth rate for 2022 is forecast at 12.2 percent, bringing global ecommerce sales worldwide to $5.542 trillion. Online shopping trend is expected to grow 50 percent in the US in the next few years. Ecommerce sales there are forecast to increase by a whopping 50 percent from $907.9 billion in 2022 to $1.4 trillion in 2025. The industry saw exponential growth during the pandemic, as consumers were more apt to buy online than go into stores, but while the CAGR has dipped from 2020, the industry continues to grow steadily.

The market, customers and distribution methods for eCommerce products are large and diverse. While Amazon remains the largest eCommerce channel, others are carving out a big chunk of the market, including Walmart, eBay, and Etsy. More opportunities are popping up for sellers as well. Being able to navigate multiple marketplaces is a key to our success and helps reach different demographics and consumers with specific buying behaviors.

Each of our brands creates new opportunities for us to target additional markets and consumers. Our goal through this diverse portfolio is to create products that can be cross-sold between brands to help take advantage of our growing list of consumer data.

Our target customers are first and foremost end consumers via internet sales, however, we see growth opportunities in direct-to-consumer retail stores, cooperatives, affiliate sales and master distributors. As we continue to develop our business, these markets may change, be re-prioritized or eliminated as management responds to consumer and regulatory developments.

Our Competitive Strengths

We attribute our success to our diverse portfolio of consumer products.

Diversification of Product Offerings. As an aggregator, our research and development team carefully tracks the growth rates for various consumer products, which serves as the first means of identifying profitable brands that have significant opportunities for scale. While many companies continue to spend on growth at all costs, we have spent to increase our profitability and build a foundation for profits in the toughest of times. We remained patient when other aggregators were over-extending their means which has provided us for better opportunities at more favorable valuations.

Advertising Technology. We understand that advertising and consumer data is the key to growth when it comes to any eCommerce business. Our investment in such technology helps lowering our advertising costs, while providing a revenue stream from others who we outsource this programmatic SAAS to. This ownership of data allows us to help cross-sell any brand we acquire or launch.

Logistical Expertise. Our executive team comes from a background in logistics, with CEO, Allan Marshall, the founder of XPO Logistics (formerly known as Segmentz, Inc.). With increased shipping costs affecting online retailers, our strength is understanding this and finding ways to lower or costs and overhead, thus increasing profit margins on all of our products.

Liquidation Markets. Resellers on and off Amazon represent a significant part of our business, which allows us to use our capital to buy in bulk with quick resale opportunities, whether it be direct Amazon listings or through partnerships with the likes of Walmart, BJ’s, Costco, Sam’s Club, etc. We are able to expand our network, build new relationships, and sell branded products without added cost of advertising.

Retail Partnerships. While eCommerce is our direct line of business, we have grown and continue to expand our relationships with big box retailers in order to sell branded products as resellers or to place our in-house brands in those stores. With longstanding accounts that we’ve taken ownership of through acquisitions, we have grown our network and have untapped additional revenue streams.

Professionalism and Entrepreneurial Culture. Our professionalism and entrepreneurial culture foster highly dedicated employees who provide our customers with unsurpassed customer service. We continue to invest in our talent by providing every employee with an extensive and ongoing education and have successfully developed programs that provide comprehensive product knowledge and the tools needed to have a unique understanding of our customers’ personalities and decision-making processes.

Experienced and Proven Management Team Driving Growth through Organic and Accretive Acquisition Opportunities. We believe our management team has extensive experience in the industry. Our senior management team brings experience in accounting, mergers and acquisitions, financial services, consumer packaged goods, retail operations and third-party logistics.

Our Growth Strategy

Our growth will focus on the expansion of our brand portfolio through organic growth and strategic acquisitions.

Direct-to-Consumer Expansion. Our direct-to-consumer business is expected to be our growth driver for the next several years, driven by acquisitions of profitable Amazon and eCommerce businesses. This allows us to tap into multiple markets and helps us acquire proven brands that are at a stage in their lifecycle when they lack the resources (capital and personnel) to grow rapidly on their own. Our model helps inject those resources into the business in hopes to scale the business efficiently.

Resellers & liquidators. While direct-to-consumer brands represent a major part of our growth, our company has realized the potential of acquiring profitable resellers who sell on/to Amazon, Walmart, Costco, BJ’s, Sam’s Club, and more. Our first acquisition in the space, Cygnet Online, sells branded OTC products on Amazon. A letter of intent was signed on August 2, 2022 for the acquisition of E-Core, Inc. and its subsidiaries to further expand this segment of our business. We believe this is a lucrative industry that also helps establish strong, big box retail partnerships.

Talent acquisition. A large part of our acquisition process is to not only evaluate the brand/product offerings, but to understand the team that has been responsible for its success. In a tough market for hiring, this has proven to be a strategic method for bringing on talent. We not only get a great brand, but look to retain the personnel, often the heartbeat of said brand, give them resources, and even utilize them for other brands that we have launched internally or acquired. We strongly believe that continued success relies on a growing team of experts across various industries.

Advertising technology. With online sales increasing, so has the cost of advertising. Our in-house, programmatic advertising technology, Interactive Offers, not only acts as a revenue stream for our business, but provides us with endless research, consumer data, and allows us to achieve lower advertising costs for our brands. The business has a growing list of publishers and advertisers who also utilize our technology to monetize their data, achieve better CPMs, and even increase their average order values.

International expansion. Our primary focus has been on the US eCommerce market which, as mentioned, is forecasted to grow stronger than others. However, with recently acquired brands and their presence in international markets, we expect nearly all of our products to be offered worldwide over the next few years.

Acquiring Aggregators. The aggregation craze took off in 2019 to 2020, but many found themselves overpaying for brands and not being able to support the growth they had forecasted. Recently, these aggregators have been looking for funding and/or selling their assets. We seek to take advantage of this opportunity to bring on additional brands and talent that, for better or worse, were overwhelmed and unprepared.

 Competition

There is heavy competition in the aggregation market, but each company seems to be trying to carve their own niche in the space. We compete against several national and international companies, most of which have substantially greater resources than we do. Our principal competitors consist of large, well-known and funded, private companies. Our goal is never to compete against these aggregators, but to do our own research, focus on profitability, and grow efficiently, rather than overextend ourselves and pay up for valuations that don’t make sense.

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

Additionally, numerous states have passed forms of hemp legislation governing the cultivation of hemp, as well as the further processing and sale of hemp and products with hemp or hemp-derived ingredients. Those states that have not yet enacted laws or issued regulations pertaining to hemp and hemp-derived ingredients may do so in the near future. Unless Congress specifically enacts laws preempting the state regulations of hemp products, we will continue to be subject not only to federal law but various state laws. Presently, Upexi and only distributes hemp-products in states that it is legal to do so. Changes in the state laws and regulations could again either positively or adversely affect our ability to sell products in those states.

Employees

The Company has 130 full-time employees working out of its headquarters in Clearwater Florida, its Henderson, Nevada, manufacturing facility, its offices and distribution warehouses in Southern, Florida and Los Angeles California or individuals’ home-based offices.

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

We are subject to the reporting requirements of US federal securities laws, which can be expensive.

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

We may be required to obtain and maintain certain permits, licenses and regulatory approvals in the jurisdictions where we sell or plan to sell our products. There can be no assurance that we will be able to obtain or maintain any necessary licenses, permits or approvals. Any material delay in obtaining, or inability to obtain, such licenses, permits and approvals is likely to delay and/or inhibit our ability to carry out our plan of operations and could have a material adverse effect on our business, financial condition and results of operations.

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

The market for health and wellness products is highly competitive. If we are unable to compete effectively in the market, our business and operating results could be materially and adversely affected.

The market for CBD products is a competitive and rapidly evolving market. There are numerous competitors in the industry, some of whom are more well-established with longer operating histories and greater financial resources than the Company. We expect competition continue to intensify following the recent passage of the Farm Bill. We believe the Company will be able to compete effectively because of the quality of our products and customer service. However, there can be no assurance that the Company will effectively compete with existing or future competitors. Increased competition may also drive the prices of our products down, which may have a material adverse effect on our results of operations in future periods.

Given the rapid changes affecting the global, national and regional economies generally, the Company may experience difficulties in establishing and maintaining a competitive advantage in the marketplace. The Company’s success will depend on our ability to keep pace with any changes in such markets, especially legal and regulatory changes. Our success will depend on our ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and corporate offices are located at 17129 US Highway North, Clearwater, FL 33764. We also maintain a warehouse located at 1710 Whitney Mesa Drive, Henderson, NV 89014 under a month-to-month agreement, a warehouse at 1051 Mary Crest Rd. Suite G, Henderson NV, 89074 under a three-year lease that will expire on April 30, 2024, a warehouse at 15000 S. Avalon Blvd., Gardena, CA 90248 under a three year lease that will expire on September 30, 2024, a warehouse at 601 North Congress Ave, Suite 209 and 210, Delray Beach, FL 33445 under a five year lease that will expire September 30, 2026 and office space at 327 Plaza Real, Suite 2319, Boca Raton, FL 33432 under a three year, two month lease that will expire September 30, 2024.

Item 3. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation, and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties are subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the NASDAQ Stock Market LLC and is traded under the symbol “UPXI.” The following table sets forth the quarterly high and low sales prices per share of the Company’s common stock on the consolidated market for each quarter within the last two fiscal years. The Company started trading on June 24, 2021.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2022:
High	$5.99	$5.17	$9.36	$7.40
Low	3.90	3.93	3.84	3.86
Fiscal 2021:
High	$7.79	$-	$-	$-
Low	2.81	-	-	-

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Holders of Record

There were approximately 3,487 holders of record of the Company’s common stock on June 30, 2022.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In June of 2021, the Company issued 274,330 shares of common stock pursuant to convertible notes that automatically converted when the Company completed its initial public offering. The total of the notes and accrued interest was $1,028,740. The funds were used for working capital.

In July of 2021, the Company issued 35,000 shares of common stock for a consulting agreement. The shares were valued at $175,000 or $5.00 per share, based on the price of the services to be rendered. The shares were issued for services from a consultant pursuant to a consulting agreement.

In August of 2021, the Company issued 100,000 shares of common stock for the acquisition of VitaMedica and 7,000 shares of common stock as a finder’s fee for the completion of the transaction. The shares were valued at $515,740 or $4.82 per share, as this was the closing price of the stock on August 4, 2021.

In September of 2021, the Company issued 306,945 shares of common stock for the acquisition of Infusionz. The shares were valued at $1,764,876 or $5.75 per share, as this was the remaining acquisition liability for the Infusionz purchase.

In October of 2021, the Company issued 666,667 shares of common stock for the acquisition of Interactive, the shares were valued at $4,000,000 of $6.00 per share. Subsequently the Company clawed back 106,497 shares of common stock related to the working capital deficit at the time of the acquisition, the shares were valued at $638,982 or $6.00 per share.

In January of 2022, the Company issued 467,765 shares of common stock to employees and a consultant for services, valued at $649,230 or $4.02 per share.

In March of 2022, the Company issued 36,582 shares of common stock for the cashless exercise of an option, valued at $163,887 or $4.48 per share.

In April of 2022, the Company issued 555,489 shares of common stock for the acquisition of Cygnet Online, LLC valued at $2,550,000 or $4.59 per share.

In May of 2022, the Company issued 36,238 shares of common stock for the cashless exercise of an option, valued at $159,447 or $4.40 per share.

In May of 2022, the Company issued 119,792 shares of common stock for the cashless exercise of a warrant, valued at $651,668 or $5.44 per share. The warrant was issued for services from a consultant pursuant to a consulting agreement.

All of the securities issued by the Company as described above were issued pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is June 30. Our fiscal quarters end on September 30, December 31, March 31 and June 30. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

For the year ended June 30, 2021 the consolidated financial statements of Upexi, Inc. include the accounts of the Company and its wholly-owned subsidiaries; Trunano Labs, Inc., a Nevada corporation, Infusionz, Inc. a Nevada corporation, Steam Distribution, LLC, a California limited liability company; One Hit Wonder, Inc., a California corporation; Havz, LLC, d/b/a Steam Wholesale, a California limited liability company, One Hit Wonder Holdings, LLC a California corporation; SWCH LLC, a Delaware limited liability company; Cresco Management LLC, a California limited liability company, and Infusionz LLC, a Colorado limited liability company.

For the year ended June 30, 2022, the consolidated financial statements of Upexi, Inc. include all of the subsidiary accounts included in the consolidated financial statements for the year ended June 30, 2021, and include the subsidiaries in which the Company holds a controlling financial interest as of June 30, 2022, which include Grove Acquisition Subsidiary, Inc. d/b/a/ VitaMedica a Nevada corporation as of August 1, 2021, Interactive Offers, LLC a Delaware limited liability corporation as of October 1, 2021 and Cygnet Online, LLC a Delaware limited liability corporation, as of April 1, 2022.

All intercompany accounts and transactions have been eliminated as a result of the consolidation.

Operating Segments

The Company’s financial reporting is organized into only one segment, product sales. The Company’s internal reporting for product sales is organized into three channels of distribution: Upexi, Inc. branded products, manufacturing of products to be sold under customers brands and white label products that are sold under customer brands. These product sales are aggregated and viewed by management as one reportable segment due to their similar economic characteristics, products, production, distribution processes and regulatory environment.

Results of Operations

Year Ended June 30, 2022, as compared to June 30, 2021:

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended June 30, 2022, and 2021, which are included herein.

	June 30,
	2022	2021	Change
Revenue	$44,584,996	$24,095,025	$20,489,971
Cost of revenue	19,396,123	12,196,123	7,200,000
Operating Expenses	27,841,203	10,472,165	17,369,038
Other expense (income), net	(87,902)	(269,396)	181,494
Net income (loss)	$(2,046,030)	$2,978,948	$(5,024,978)

Revenues increased by $20,489,971 or 85% for the fiscal year ended June 30, 2022, compared with the fiscal year ended June 30, 2021. $14,950,919 or 73% of the increase was related to the acquisition of VitaMedica, Interactive and Cygnet and $5,539.052 or 23% was related to the core business compared to the prior year period. The core business increase was related to increased manufacturing and the Company’s own brands increased direct to consumer sales. Management expects revenue to increase in the 2023 fiscal year through both organic growth of the core business, acquisitions completed during the 2022 fiscal year and additional strategic acquisitions that align with managements long-term growth strategies.

Cost of revenue increased by $7,200,000 or 59% compared with the prior year. $6,827,937 was related to the acquisition of VitaMedica, Interactive and Cygnet and $372,063 was related to the core business. The gross profit margin improved 7% to 56%, compared to the prior year gross profit margin of 49%. The gross profit of the core business improved 9% to 58% compared to the prior year. The gross margin improvement for the core business was primarily related to the consolidation of manufacturing, additional equipment purchased during the year, efficiency improvement in the manufacturing process and an increase in direct-to-consumer sales. Management expects to continue to improve gross margins as the Company consolidates acquisitions and control direct costs.

Operating expenses increased by $17,369,038 or 166% compared with the prior fiscal year. $7,834,649 was related to the sales, marketing and general administrative expenses of the acquisition of VitaMedica, Interactive and Cygnet.  The core business sales and marketing increased by $2,269,751 due to the increased spending on marketing of direct-to-consumer products and the growth of the sales and marketing team to support the current and expected future sales and product growth. The core business general and administrative expenses increased $2,841,050 due to increased infrastructure, acquisition costs and employee related costs. The core business, non-cash expenses of share-based compensation, amortization and depreciation, increased $4,423,588. The Company’s management is continuing to control operating expenses while also implementing management growth strategies.

Other expense (income), net increased by $181,494 or 67% compared with the prior fiscal year. There was a decrease in interest expense of approximately $315,149 which was offset by a decrease of $102,282 related to the gain on the forgiveness of the SBA PPP loan and the gain on the settlement of a canceled lease for the year ended June 30, 2021.

The Company had net loss of $2,046,030 compared to net income of $2,978,948 for the prior year. The change in net income primarily related to the $745,042 change of income tax benefit compared to the prior year and a $4,423,588 increase in non-cash expenses.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2022	As of June 30, 2021
Current assets	$17,061,622	$18,293,083
Current liabilities	$10,127,748	$5,819,161
Working capital	$6,933,874	$12,473,922

Cash Flows

	Years Ended June 30,
	2022	2021
Cash flows provided by operating activities	$521,872	$2,939,306
Cash flows used in investing activities	(11,606,021)	(1,281,007)
Cash flows provided by financing activities	3,699,744	11,988,395
Net increase (decrease) in cash during period	$(7,384,405)	$13,646,694

On June 30, 2022, the Company had cash of $7,149,806 or a decrease of $7,384,405 from June 30, 2021. The decrease in cash was primarily used for investing in acquisition of new entities and the purchase of property and equipment. The Company financed some of the investment through financing activities.

The net cash provided by operating activities of $521,872 was primarily from the $2,046,030 net loss, the $2,447,038 increase in inventory, $629,153 increase to deferred revenue and offset by $5,874,087 of non-cash expenses and $229,994 of other net changes in assets and liabilities.

Net cash used in investing activities for the years ended June 30, 2022, and 2021 was $11,606,021 and $1,281,007, respectively. For the year ended June 30, 2022, the use of cash was primarily related to the investment of $5,457,545 in three acquisitions, $4,515,735 for the purchase of a building in Clearwater Florida and the related remodel of the acquired building and the $1,638,741 acquisition of equipment. For the year ended June 30, 2021, cash of $62,122 was provided from the acquisition of Infusionz, Inc., $1,422,129 was used to purchase equipment and $79,000 from the sale of property and equipment.

Net cash flows provided by financing activities for the year ended June 30, 2022, was $3,699,744 compared to $11,988,395 for the year ended June 30, 2021. The Company had proceeds of $6,678,506 from a convertible note and used $1,975,888 for the repurchase of the Company’s common stock and $1,002,874 in the repayment of debt.

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

On May 13, 2020, Infusionz entered a Paycheck Protection Program loan for $297,100 in connection with COVID-19. The loan is classified as a current liability on the balance sheet on June 30, 2021. The loan and accrued interest amounted to $300,995 and was forgiven on August 30, 2021.

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

During June 2022, the Company entered into a Securities Purchase Agreement with two accredited investors pursuant to which the Company could receive up to $15,000,000 during the following twelve months of the agreement. The Company received $6,678,506 for a Convertible Notes in the original principal amount of $7,500,000 (the “Convertible Notes”), representing the original purchase amount, less fees, costs and a $500,000 holdback by the investors. In addition to the Convertible Notes, the investors received Common Stock Purchase Warrants (the “Warrants”) to acquire an aggregate of 56,250 shares of common stock. The Warrants are exercisable for five years at an exercise price of $4.44 per share, provide for customary anti-dilution protection, and an investor put right to require the Company to redeem the Warrants for a total of $250,000. The Company has the option until June 28, 2023, to draw down up to an additional $7,500,000 of Convertible Notes under the Securities Purchase Agreement to provide financing for acquisitions, pursuant to certain underwriting conditions set forth in the Securities Purchase Agreement. The Company is subject to customary covenants, financial and otherwise, under the Securities Purchase Agreement.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the US and international economies and, as such, the Company has transition to a combination of work from home and social distancing operations and there has been minimal impact to our internal operations from the transition. The Company is unable to determine if there will be a material future impact to its customers’ operations and ultimately an impact to the Company’s overall revenues.

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

Business Combinations - The Company accounts for its business combinations using the acquisition method of accounting. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed by the Company to the seller’s cash consideration and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. The excess of (i) the total costs of acquisition over (ii) the fair value of the identifiable net assets of the acquiree is recorded as identifiable intangible assets and goodwill.

Goodwill - The Company evaluates its goodwill for possible impairment, simplifying the test for goodwill Impairment at least annually and when one or more triggering events or circumstances indicate that the goodwill might be impaired. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

The Company performed its annual test as of June 30, 2022. No impairment charge was identified in connection with the annual goodwill impairment test

Revenue Recognition - The Company analyzes its contracts and purchase orders to assess that revenue is properly recognized. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, whether for goods and services or licensing, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions. Generally, the Company recognizes revenue for its products when ownership is transferred to the customer, provided no significant obligations remain and collection is probable.

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

The Company does not accept sales returns from wholesale customers, as the products are pre-approved prior to production and shipment. E-Commerce product returns must be completed within 45 days of the date of purchase. The Company does not accrue for estimated sales returns as historical sales returns have been minimal. The Company records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable. Substantially all the deferred revenue as of June 30, 2021 was recognized as revenue in the year ended June 30, 2022.

Shipping and handling fees billed to customers are included in revenue. Shipping and handling fees associated with freight are generally included in cost of revenue.

Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the years ended June 30, 2022, or 2021.

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

Non-GAAP Measures (unaudited)

Reconciliation of Non-GAAP Adjusted EBITDA to GAAP Net Income (Net Loss)
Year Ended June 30,

	2022	2021
Net income (Net loss) GAAP	$(2,046,030)	$2,978,948
Income tax	(518,398)	(1,282,815)
Interest expense, net	215,300	530,449
Depreciation and amortization	2,733,455	1,030,021
Stock compensation	2,755,016	611,432
Stock issued for services	576,774	127,500
Change in derivative liability	3,293	-
Gain on lease settlement	-	(387,860)
Gain on SBA PPP loan forgiveness	(300,995)	(403,277)
Gain on sale of asset	(5,500)	(8,708)
Non-GAAP adjusted EBITDA	$3,412,915	$3,195,690

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

UPEXI INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2022, AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Upexi, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Upexi, Inc. (“the Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upexi, Inc. as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Lakewood, Colorado

September 28, 2022

PCAOB ID Number 5041

UPEXI, INC.
CONSOLDIATED BALANCE SHEETS

	June 30,	June 30,
	2022	2021

ASSETS
Current assets
Cash	$7,149,806	$14,534,211
Accounts receivable, net of allowance for doubtful accounts of $57,500 and $45,000, respectively	2,155,125	1,277,662
Inventory	6,454,428	2,094,952
Deferred tax asset, current	462,070	-
Prepaid expenses and other receivables	840,193	386,258
Total current assets	17,061,622	18,293,083

Property and equipment, net	8,046,486	2,832,400
Intangible assets, net	12,052,020	1,845,166
Goodwill	8,301,206	2,413,813
Deferred tax asset	2,002,759	1,403,591
Other assets	100,372	49,068
Right-of-use asset	926,570	417,443
Total other assets	31,429,413	8,961,481

Total assets	$48,491,035	$27,254,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,591,149	$1,604,723
Accrued compensation	556,547	1,020,936
Deferred revenue	335,205	485,973
Accrued liabilities	952,249	296,021
Acquisition payable	-	1,764,876
Current portion of notes payable	5,424,752	447,100
Current portion of operating lease payable	267,846	199,532
Total current liabilities	10,127,748	5,819,161

Notes payable, net of current portion	8,876,132	-
Operating lease payable, net of current portion	700,411	217,430
Total long-term liabilities	9,576,543	217,430

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, and 500,000 and 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value, 100,000,000 shares authorized, and 16,713,345 and 15,262,394 shares issued and outstanding, respectively	16,713	15,262
Additional paid in capital	34,985,597	25,372,247
Accumulated deficit	(6,270,886)	(4,170,036)
Total stockholders' equity attributable to Upexi, Inc.	28,731,924	21,217,973
Non-controlling interest in subsidiary	54,820	-
Total stockholers' equity	28,786,744	21,217,973

Total liabilities and stockholders' equity	$48,491,035	$27,254,564

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2022	2021

Revenue
Revenue	$44,584,996	$24,095,025

Cost of Revenue	19,396,123	12,196,123

Gross profit	25,188,873	11,898,902

Operating expenses
Sales and marketing	7,628,932	2,388,211
General and administrative expenses	14,147,230	6,442,501
Share-based compensation	3,331,586	611,432
Amortization of acquired intangible assets	2,159,146	726,525
Depreciation	574,309	303,496
	27,841,203	10,472,165

(Loss) income from operations	(2,652,330)	1,426,737

Other expense (income), net
Interest expense (income), net	215,300	530,449
Gain on sale of assets	(5,500)	(8,708)
Gain on SBA PPP loan forgiveness	(300,995)	(403,277)
Change in derivative liability	3,293	-
Settlement of cancelled lease	-	(387,860)

Other (income) expense, net	(87,902)	(269,396)

(Loss) income before income tax	(2,564,428)	1,696,133

Income tax (expense) benefit	518,398	1,282,815

Net (loss) income	(2,046,030)	2,978,948

Net loss attributable to noncontrolling interest	(54,820)	-
Deemed dividend related to the issuance of Series A Preferred Stock	-	(50,000)

Net (loss) income attributable to Upexi, Inc.	$(2,100,850)	$2,928,948

Basic (loss) income per share	$(0.13)	$0.25

Diluted (loss) income per share	$(0.13)	$0.21

Weighted average shares outstanding	16,224,520	11,930,378

Fully diluted weighted average shares outstanding	16,224,520	14,257,934

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Total
	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Non-controlling	Shareholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Interest	Equity

Balance, June 30, 2020	-	$-	10,222,223	$10,223	$7,314,341	$(7,098,984)	$1,953,801	$2,179,381

Conversion of Trunano subsidiary stock into Grove common stock	-	-	1,277,778	1,278	1,952,523	-	(1,953,801)	-

Issuance of common stock for acquisition	-	-	526,415	525	1,234,599	-	-	1,235,124

Issuance of common stock for acquisition costs	-	-	83,334	83	127,417	-	-	127,500

Stock based compensation	-	-	-	-	611,432	-	-	611,432

Issuance of common stock for cash	-	-	2,530,000	2,530	10,947,785	-	-	10,950,315

Issuance of common stock for conversion of notes payable and accrued interest	-	-	622,644	623	3,084,650	-	-	3,085,273

Issuance of preferred stock for cash	500,000	500	-	-	49,500	-	-	50,000

Deemed dividend for Series A preferred stock issuance	-	-	-	-	50,000	(50,000)		-

Net income	-	-	-	-	-	2,978,948	-	2,978,948

Balance, June 30, 2021	500,000	$500	15,262,394	$15,262	$25,372,247	$(4,170,036)	$-	$21,217,973

Issuance of common stock for acquisitions	-	-	1,522,604	1,523	7,945,292	-	-	7,946,815

Common stock repurchase	-	-	(467,765)	(468)	(1,975,420)	-	-	(1,975,888)

Issuance of common stock for services	-	-	203,500	203	717,271	-	-	717,474

Stock based compensation	-	-	-	-	2,755,016	-	-	2,755,016

Issuance of common stock for exercise of warrants	-	-	119,792	120	(120)	-	-	-

Issuance of common stock for exercise of options	-	-	72,820	73	(73)	-	-	-

Warrant issued related to debt	-	-	-	-	171,384	-	-	171,384

Net loss	-	-	-	-	-	(2,100,850)	-	(2,100,850)

Balance, June 30, 2022	500,000	$500	16,713,345	$16,713	$34,985,597	$(6,270,886)	$-	$28,731,924

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended June 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(2,046,030)	$2,978,948
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,733,455	1,030,021
Inventory write-offs	1,044,607	375,000
Gain on settlement of cancelled lease	-	(387,860)
Gain on change in deferred tax allowance	(1,061,238)	(1,282,815)
Amortization of beneficial conversion feature on convertible notes		342,813
Shares issued for services	-	127,500
Bad debt expense	131,968	78,185
Gain on sale of equipment	(5,500)	(8,708)
Gain on forgiveness of SBA PPP loan	(300,995)	(403,277)
Stock based compensation	3,331,586	611,432
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(17,312)	(1,138,228)
Inventory	(2,447,038)	(846,659)
Prepaid expenses and other assets	217,824	(313,206)
Accounts payable and accrued liabilities	(430,506)	1,966,806
Accrued liabilities related to acquisition	-	(90,876)
Deferred revenue	(629,153)	(99,770)
Net cash provided by operating activities	521,872	2,939,306

Cash flows from investing activities
Acquisition of Infusionz, Inc., net of cash acquired	-	62,122
Acquisition of VitaMedica, Inc., net of cash acquired	(2,574,589)	-
Acquisition of Interactive Offers, Inc., net of cash acquired	(1,854,193)	-
Acquisition of Cygnet, Inc., net of cash acquired	(1,028,763)	-
Proceeds from sale of property and equipment	6,000	79,000
Acquisition of property and equipment	(6,154,476)	(1,422,129)
Net cash used in investing activities	(11,606,021)	(1,281,007)

Cash flows from financing activities
Proceeds from issuance of common stock	-	10,950,315
Stock repurchase program	(1,975,888)	-
Proceeds from issuance of preferred stock	-	50,000
Proceeds from issuance of related party note payable	-	750,000
Repayment of related party note payable	-	(750,000)
Payment of note payable	(1,002,874)	(12,000)
Proceeds from issuance of notes payable	6,678,506	1,000,080
Net cash provided by financing activities	3,699,744	11,988,395

Net (decrease) increase in cash	(7,384,405)	13,646,694
Cash, beginning of period	14,534,211	887,517
Cash, end of period	$7,149,806	$14,534,211

Supplemental cash flow disclosures
Interest paid	$64,460	$-
Income tax paid	$656,000	$-
Issuance of common stock for acquisition of Infusionz	$1,764,876	$650,255
Issuance of common stock for conversion of notes payable and accrued interest	$482,000	$3,085,273
Repayment of Infusionz LLC debt to Upexi, Inc.	$-	$72,000
Liabilities assumed from acquisition of Infusionz	$-	$(680,480)
Liabilities assumed from acquisition of VitaMedica	$(309,574)
Issuance of stock for acquisition of Interactive	$2,733,628
Issuance of stock for acquisition of Cygnet	$2,965,756
Liabilities assumed from acquisition of Cygnet	$9,472,438
Stock issued for construction services	$140,700	$-

The accompanying notes are an integral part of these consolidated financial statements.

Upexi, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022 and 2021

Note 1. Background Information

Upexi is a multi-faceted brand owner with established brands in the health, wellness, pet, beauty and other growing markets. We operate in emerging industries with high growth trends and look to drive organic growth of our current brands. We focus on direct to consumer and Amazon brands that are scalable and have anticipated, high industry growth trends. Our goal is to continue to accumulate consumer data and build out a significant customer database across all industries we sell into. The growth of our current customer database has been key to the year over year gains in sales and profits. To drive additional growth, we have and will continue to acquire profitable Amazon and eCommerce businesses that can scale quickly and reduce costs through corporate synergies. We utilize our in-house, SaaS programmatic ad technology to help achieve a lower cost per acquisition and accumulate consumer data for increased cross-selling between our growing portfolio of brands.

The Company primarily conducts its business operations through the following subsidiaries:

•	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
o	SWCH, LLC, a Delaware limited liability company
o	Cresco Management, LLC, a California limited liability company
•	Trunano Labs, Inc., a Nevada corporation
•	Infusionz, Inc., a Nevada corporation
•	Upexi Holding, LLC, a Delaware limited liability company
o	Upexi Pet Products, LLC, a Delaware limited liability company
•	Infusionz LLC (“Infusionz”), a Colorado limited liability company
•	Grove Acquisition Subsidiary, Inc. (“VitaMedica”), a Nevada corporation
•	Upexi Enterprise, LLC, a Delaware limited liability company
o	Upexi Property & Assets, LLC, a Delaware limited liability company
■	Upexi 17129 Florida, LLC, a Delaware limited liability company
•	Interactive Offers, LLC (“Interactive”), a Delaware limited liability company
•	Cygnet Online, LLC (“Cygnet”), a Delaware limited liability company, 55% owned

We operate throughout our locations in the USA with operations in Florida, California, Nevada, Colorado through our various Brands and entities.

Upexi operates from our corporate location in Clearwater, Florida where direct to consumer and Amazon sales are driven by on-site and remote teams for all brands. The location also supports all the other locations with the accounting, corporate oversight, day to day finances and all business growth and management operating from this location.

VitaMedica operates mainly from our California location with product development, fulfillment and day to day operations from that location

Interactive offers operates from its Florida office with day to day operations supported by various off site remote positions, and majority of the development team operating out of Portugal.

Cygnet Online operates from our South Florida location with a full on-site GMP warehouse and distribution center, day to day operations of our Amazon liquidation business team from this location with support of remote team members.

Lucky Tail operates from our Clearwater, Florida location with sales and marketing driven by on-site and remote teams that operate the Amazon sales strategy and daily business operations

HAVZ, LLC, d/b/a/ Steam Wholesale operates manufacturing and/or distribution centers in Henderson, Nevada supporting our health and wellness products, including those products manufactured with hemp ingredients and our overall distribution operations. We have continued to manage these operations with corporate focus on larger opportunities that have warranted the majority of corporate focus and investments for the future.

Consolidations

On July 1, 2020, the noncontrolling shareholders of the Company’s subsidiary, Trunano Labs Inc., converted 1,761,261 shares of Trunano Labs, Inc. stock, representing all the outstanding stock held by minority interest holders, into 1,277,778 shares of Upexi Inc. common stock, 10.8% of the then outstanding shares. As of July 1, 2020, Trunano Labs, Inc. is a wholly owned subsidiary of Upexi Inc.

Business Acquisitions

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

On October 1, 2021, the Company entered into an equity Interest purchase agreement with Gyprock Holdings LLC, a Delaware limited liability company, MFA Holdings Corp., a Florida corporation and Sherwood Ventures, LLC, a Texas limited liability company to acquire all of the outstanding membership interest of Interactive Offers, LLC a Delaware limited liability corporation.

On April 1, 2022, the Company entered into a securities purchase agreement with a single investor to acquire 55% of the equity interest in Cygnet Online, LLC a Delaware limited liability corporation. The agreement also enables the Company to purchase the remaining 45% over the following two years.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the June 30, 2022 and 2021.

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

Cash and Cash Equivalents - The Company considers all highly liquid investment instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

Accounts Receivable - The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, the Company recorded $57,500 and $45,000 as allowance for doubtful accounts at June 30, 2022 and 2021, respectively. The Company had bad debt expense of $131,968 and $78,185 for the years ended June 30, 2022 and 2021, respectively, including write-offs of accounts receivables $131,968 and $45,185, for the years ended June 30, 2022 and 2021, respectively.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost or net realizable value, cost is determined by the weighted average moving cost inventory method. Net realizable value is determined, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors.

Property and Equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 20 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. The Company disposed of some equipment during 2022 and 2021 which resulted in gains on the sales as shown in the accompanying Statements of Operations.

Business Combinations - The Company accounts for its business combinations using the acquisition method of accounting. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed by the Company to the seller’s cash consideration and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. The excess of (i) the total costs of acquisition over (ii) the fair value of the identifiable net assets of the acquiree is recorded as identifiable intangible assets and goodwill.

Goodwill - The Company evaluates its goodwill for possible impairment, simplifying the test for goodwill Impairment at least annually and when one or more triggering events or circumstances indicate that the goodwill might be impaired. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

The Company performed its annual test as of June 30, 2022. No impairment charge was identified in connection with the annual goodwill impairment test

Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the years ended June 30, 2022 or 2021.

Revenue Recognition - The Company analyzes its contracts and purchase orders to assess that revenue is properly recognized. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, whether for goods and services or licensing, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions. Generally, the Company recognizes revenue for its products when ownership is transferred to the customer, provided no significant obligations remain and collection is probable.

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

The Company does not accept sales returns from wholesale customers, as the products are pre-approved prior to production and shipment. E-Commerce product returns must be completed within 45 days of the date of purchase. The Company does not accrue for estimated sales returns as historical sales returns have been minimal. The Company records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable. Substantially all the deferred revenue as of June 30, 2021 was recognized as revenue in the year ended June 30, 2022.

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

Advertising - The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its branded products. Advertising costs of $3,225,256 and $771,546 were expensed as incurred during the years ended June 30, 2022 and 2021, respectively.

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

Earnings (loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. For the year ended, the dilutive common shares are as follows:

	June 30,	June 30,
	2022	2021

Stock options	4,279,888	1,697,889
Warrants	106,850	129,667
Preferred stock	277,778	277,778

Total potential dilutive weighted average shares outstanding	4,414,516	2,105,334

The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. During the year ended June 30, 2022 the Company reported a net loss so the potential affect is not reflected on the financial statements.

The following table shows the computation of basic and diluted earnings per share for the year ended:

June 30,
2021

Numerator:
Net income attributable to Upexi, Inc.	$2,928,948
Denominator:
Weighted-average basic shares outstanding	11,930,378
Effect of dilutive securities	2,327,556
Fully diluted weighted average shares outstanding	14,257,556
Basic earnings per share	$0.25
Diluted earnings per share	$0.21

Deferred Revenue - The Company records deposits as deferred revenue when a customer pays in advance of shipping the product. Once the product is shipped, the deposit is recorded as revenue and the related commissions are paid. All products were shipped related to deposits in deferred revenue, in less than one year.

Convertible Debt and Securities - The Company follows beneficial conversion feature guidance in ASC 470-20, which applies to convertible stock as well as convertible debt. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as interest over the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the expense must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

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

Recent Accounting Pronouncements - There are new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective as follows:

In August 2020, the FASB issued ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company expects the primary impacts of this new standard will be to increase the carrying value of its Convertible Debt and reduce its reported interest expense. In addition, the Company will be required to use the if-converted method for calculating diluted earnings per share. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future unaudited consolidated financial statements.

Note 3. Acquisition

Infusionz LLC

On July 1, 2020, the Company entered into an Agreement and Plan of Merger with Infusionz LLC (the “Infusionz Agreement”) with the Members of Infusionz LLC (“Sellers”). Pursuant to the terms of the Infusionz Agreement on July 1, 2020, the Company acquired 100% of the outstanding interest of Infusionz LLC, a Colorado corporation (“Infusionz”).

Infusionz LLC was incorporated in the state of Colorado in May 2016. The Infusionz, Inc. develops, manufactures, and markets products based on Hemp-based Cannabidiol (“CBD”) including, but not limited to edibles, tinctures, topicals, capsules and pet products, similar to the same products Upexi, Inc. manufactures and markets. Infusionz Inc. will also manufacture CBD products for other businesses under their brand and specifications, similar to Upexi, Inc.

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

The assets and liabilities of VitaMedica are recorded at their respective fair values and the following table summarizes these values based on the balance sheet on August 1, 2021, the effective closing date.

Tangible Assets	$860,738
Intangible Assets	1,935,000
Goodwill	960,780
Liabilities Acquired	(199,929)
Total Purchase Price	$3,556,589

The Company’s consolidated financial statements, include the actual results of VitaMedica for the period August 1, 2021 to June 30, 2022.

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

The Company purchased all the outstanding membership interests of Interactive as of October 1, 2021. The purchase price for the sale was $4,833,630, as amended, which consisted of 560,170 shares of common stock of the Company valued at $2,733,630, $4.88 the stock price on October 1, 2022, and a cash payment of $2,100,000.

The assets and liabilities of Interactive are recorded at their respective fair values and the following table summarizes these values based on the balance sheet on October 1, 2021, the effective closing date.

Tangible Assets	$413,465
Intangible Assets	2,631,000
Goodwill	2,889,158
Liabilities Acquired	(1,099,993)
Total Purchase Price	$4,833,630

The Company’s consolidated financial statements for the year ended June 30, 2022, include the actual results of Interactive for the period October 1, 2021, to June 30, 2022.

Cygnet Online, LLC

The Company entered into a Securities Purchase Agreement to purchase Cygnet Online, LLC, a Delaware limited liability company effective as of April 1, 2022. The Company purchased 55% of the equity in the business with a purchase price of $5,100,000, as amended. The consideration consisted of $1,500,000 in cash, $2,550,000 or 555,489 shares of restricted common stock and a non-negotiable convertible promissory note in the original principal amount of $1,050,000, which can be converted into common stock of the Company at a price of $6.00 per share and is payable in full, to the extent not previously converted, on April 15, 2023. The purchase price is subject to a two-way adjustment based on the amount of Closing Working Capital, as defined in the agreement.

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

The assets and liabilities of Cygnet are recorded at their preliminary respective fair values as of the closing date of the Cygnet Agreement, and the following table summarizes these values based on the balance sheet on April 1, 2022, the effective closing date.

Tangible Assets	$3,683,829
Intangible Assets	7,800,000
Goodwill	2,037,455
Liabilities Acquired	(8,421,284)
Total Purchase Price	$5,100,000

The Company’s consolidated financial statements for the year ended June 30, 2022, include the actual results of Cygnet for the period April 1, 2022, to June 30, 2022.

Consolidated pro-forma unaudited financial statements.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company, VitaMedica, Interactive and Cygnet after giving effect to the Company’s acquisitions of the companies as if the acquisitions occurred on July 1, 2020.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on July 1, 2020, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the June 30, 2022 and June 30, 2021, as if the acquisition occurred on July 1, 2020.  Operating expenses for the year ended June 30, 2022 and June 30, 2021 have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of VitaMedica, Interactive and Cygnet by $1,767,350 and $3,200,304 per year, respectively.

Pro Forma, Unaudited					Proforma
Year ended June 30, 2022	Upexi, Inc.	VitaMedica	Interactive	Cygnet	Adjustments	Proforma

Net sales	$44,584,996	$384,391	$416,700	$22,583,781	$	$67,969,868
Cost of sales	$19,396,123	$93,509	$-	$19,117,296	$	$38,606,928
Operating expenses	$27,841,203	$255,286	$795,507	$2,086,722	$1,767,350	$32,746,068
Net income (loss)	$(2,046,030)	$35,596	$(378,807)	$1,117,971	$(1,767,350)	$(3,038,620)
Basic income (loss) per common share	$(0.13)	$0.36	$(0.68)	$2.01	$	$(0.17)
Weighted average shares outstanding	16,224,520	100,000	560,170	555,489		17,440,179

Pro Forma, Unaudited					Proforma
Year ended June 30, 2021	Upexi, Inc.	VitaMedica	Interactive	Cygnet	Adjustments	Proforma

Net sales	$24,095,025	$4,109,443	$1,790,714	$30,111,708	$	$29,995,182
Cost of sales	$12,196,123	$1,117,547	$-	$25,489,728	$	$13,313,670
Operating expenses	$10,472,165	$2,743,824	$2,683,937	$2,782,296	$3,200,304	$19,100,230
Net income (loss)	$2,978,948	$380,047	$(783,342)	$1,485,628	$(3,200,304)	$(624,651)
Basic income (loss) per common share	$0.25	$3.80	$(1.40)	$2.67	$	$(0.05)
Weighted average shares outstanding	11,930,378	100,000	560,170	555,489		12,590,548

The Company estimated the annual VitaMedica amortization expense at $496,356 annually and $41,363 monthly, based on the allocation of the purchase price. For the year ended June 30, 2022, the proforma adjustment included $41,363, one month of amortization expense. For the year ended June 30, 2021, the proforma adjustment includes $496,356 twelve months of amortization expense.

The Company’s consolidated financial statements for the year ended June 30, 2022 include the actual results of VitaMedica for the period August 1, 2021 to June 30, 2022. Revenue for VitaMedica included in the statements of operations for the year ended June 30, 2022 was $5,124,583. Net income for VitaMedica included in the statements of operations for the year June 30, 2022, was $224,735. This includes amortization of intangible assets of $454,988.

The Company estimated the annual Interactive amortization expense at $603,948 annually and $50,329 monthly, based on the allocation of the purchase price. For year ended, 2022, the proforma adjustment included $150,987, three months of amortization expense. For the year ended June 30, 2021, the proforma adjustment includes $603,948, twelve months of amortization expense.

The Company’s consolidated financial statements for the year ended June 30, 2022, include the actual results of Interactive for the period October 1, 2021, to June 30, 2022. Revenue and net loss for Interactive included in the statement of operations for the year ended June 30, 2022, was $2,192,183 and $1,160,160, respectively and includes amortization of intangible assets of $452,963.

The Company estimated the annual Cygnet amortization expense at $2,100,000 annually and $175,000 monthly, based on management’s preliminary allocation of the purchase price. For the year ended June 30, 2022, the proforma adjustment included $1,575,000, nine months of amortization expense. For the year ended June 30, 2021, the proforma adjustment includes $2,100,000, twelve months of amortization expense.

The Company’s consolidated financial statements for the year ended June 30, 2022, include the actual results of Cygnet for the period April 1, 2022 to June 30, 2022. Revenue and net income for Cygnet included in the statements of operations for the year ended June 30, 2022, was $7,634,153 and $152,981, respectively. This includes amortization of intangible assets of $525,000.

Note 4. Inventory

Inventory consisted of the following:

	June 30,
	2022	2021
Raw materials	$1,725,801	$1,680,471
Finished goods	4,728,627	414,481
Total	$6,454,428	$2,094,952

The Company writes-off the value of inventory deemed excessive or obsolete. The Company wrote off $1,044,607 and $375,000 of inventory during the year ended June 30, 2022, and 2021, respectively.

Note 5. Property and Equipment

Property and equipment consist of the following:

	June 30, 2022	June 30, 2021
Furniture and fixtures	$51,273	$20,173
Computer equipment and software	103,615	62,430
Manufacturing equipment	1,903,719	1,867,509
Leasehold improvements	2,144,341	764,225
Building	4,656,435	-
Vehicles	253,229	98,859
Property and equipment, gross	9,112,612	2,813,196
Less accumulated depreciation	(1,066,126)	(515,990)
	8,046,486	2,297,206
Deposits on equipment	-	535,194
Property and equipment, net	$8,046,486	$2,832,400

During the year ended June 30, 2022, the Company sold vehicles with a carrying value of approximately $500 for cash proceeds of $6,000 which resulting in a gain on the disposal of approximately $5,500.

During the year ended June 30, 2021, the Company sold manufacturing equipment with a carrying value of approximately $70,292 for cash proceeds of $79,000 which resulting in a gain on the disposal of approximately $8,708.

Depreciation expense for the years ended June 30, 2022, and 2021 was $574,309 and $303,496, respectively.

Note 6. Intangible Assets

Intangible assets as of June 30, 2022:

	Cost	Accumulated Amortization	Net Book Value
Customer relationships, amortized over four years	$4,167,347	$1,810,152	$2,357,195
Trade name, amortized over five years	1,454,305	545,940	908,365
Non-compete agreements, amortized over the term of the agreement	351,592	191,632	159,960
Online sales channels, amortized over two years	1,800,000	225,000	1,575,000
Vender relationships, amortized over five years	6,000,000	300,000	5,700,000
Software, amortized over five years	1,590,000	238,500	1,351,500
	$15,363,244	$3,311,224	$12,052,020

As of June 30, 2021

	Cost	Accumulated Amortization	Net Book Value

Customer relationships, amortized over four years	$2,075,347	$843,636	$1,231,711
Trade name, amortized over five years	845,305	270,147	575,158
Non-compete agreements, amortized over term of the agreement	76,592	38,295	38,297

	$2,997,244	$1,152,078	$1,845,166

For the years ended June 30, 2022, and 2021, the Company amortized approximately $2,159,146 and $726,525, respectively. The customer list is being amortized on a straight-line basis over 4 years. The trade names are being amortized on a straight-line basis over 5 years.

The following intangible assets were added during the year ended June 30, 2022, from the acquisition of VitaMedica, Interactive and Cygnet.

Customer relationships	$2,092,000
Trade name	609,000
Non-compete agreements	275,000
Online sales channels	1,800,000
Vender relationships	6,000,000
Software	1,590,000
Intangible Assets from Purchase	$12,366,000

Future amortization of intangible assets are as follows:

June 30, 2023	$3,948,748
June 30, 2024	3,155,530
June 30, 2025	2,238,249
June 30, 2026	1,715,176
June 30, 2027	994,317

$12,052,020

Note 7. Prepaid Expense and Other Current Assets

Prepaid and other assets consist of the following:

	June 30, 2022	June 30, 2021
Insurance	$32,045	$100,307
Prepayment to vendors	175,378	118,283
Deposits on services	13,762	3,225
Prepaid monthly rent	6,900	66,551
Subscriptions and services being amortized over the service period	274,959	-
Other deposits	337,149	97,892
Total	$840,193	$386,258

Note 8. Operating Leases

The Company has operating leases for corporate offices, warehouses and office equipment that have remaining lease terms of 1 year to 5 years.

During November 2019, the Company entered into a lease for a Nevada facility that commenced on November 13, 2019 and recorded a right of use asset and corresponding lease liability. The Company uses this leased facility for office, manufacturing, and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component. Lease expense was $568,031 and $227,967 for the years ended June 30, 2022 and 2021, respectively.

During May 2021, the Company entered into a lease for an additional Nevada facility that commenced on May 1, 2021 and recorded a right of use asset and corresponding lease liability. The Company uses this leased facility for additional warehouse space. Lease expense was $117,992 and $19,665 for the years ended June 30, 2022, and 2021, respectively.

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

During September 2020, the Company entered into a one-year lease for a Colorado facility that commenced on September 1, 2020 and recorded a right of use asset and corresponding lease liability. The Company uses this facility for office and manufacturing space. Lease expense was $22,803 and $62,000 for the years ended June 30, 2022, and June 30, 2021, respectively.

During November 2018, the Company entered into a lease for equipment that commenced on November 1, 2018 and recorded a right of use asset and corresponding lease liability. Lease expense was $6,428 and $6,428 for the years ended June 30, 2022, and June 30, 2021, respectively.

During October 2021, the Company entered into a 3-year lease for a California warehouse. The Company recorded a right of use asset and corresponding lease liability of $295,305. The Company will use this leased facility for assembly and distribution of finished goods. Lease expense was $71,042 for the year ended June 30, 2022.

On April 1, 2022, the Company acquired Cygnet which had entered into a lease for a Florida facility that commenced on October 8, 2021, and Cygnet had recorded a right of use asset and corresponding lease liability. The lease expires on October 8, 2026. The Company uses this leased facility for warehouse and office space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component. Lease expense was $21,800 for the year ended June 30, 2022.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2022, are:

Weighted average remaining lease term	35 Months
Weighted average incremental borrowing rate	5.0%

For the years ended June 30, 2022 and June 30, 2021, the components of lease expense, included in general and administrative expenses and interest expense in the consolidated statements of operations income, are as follows:

	June 30, 2022	June 30, 2021
Operating lease cost:
Operating lease cost	$368,680	$316,060
Amortization of ROU assets	273,746	302,268
Interest expense	38,290	13,946
Total lease cost	$680,716	$632,274

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the consolidated balance sheet as of June 30, 2022:

2023	$333,684
2024	326,952
2025	231,142
2026	113,633
2027	28,684
Total undiscounted future minimum lease payments	1,034,095
Less: Imputed interest	(65,838)
Present value of operating lease obligation	$968,257

Note 9. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2022	June 30, 2021
Accrued expenses for loyalty program	$6,418	$24,768
Accrued interest	147,887	9,817
Accrued federal and state tax	-	120,776
Accrued expenses on credit cards	108,735	111,700
Accrued sales tax	108,425	-
Derivative liability	81,909	-
Other accrued liabilities	498,875	28,960
	$952,249	$296,021

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

On May 13, 2020, Infusionz entered a Paycheck Protection Program loan for $297,100 in connection with COVID-19. The promissory note has a fixed payment schedule, commencing seven months following the funding of the note and consisting of seventeen monthly payments of principal and interest, with the principal component of each payment based upon the level of amortization of principal over a two year period from the funding date. A final payment for the unpaid principal and accrued interest will be payable no later than May 13, 2022. The note bears interest at a rate of 1.00% per annum and is deferred for the first six months of the loan. Certain portions of the loan may qualify for loan forgiveness based on the terms of the program. The Company has not been required to make installment payments as of the date of this report and has submitted its PPP Loan Application to the SBA. On August 30, 2021, the SBA confirmed that application for forgiveness had been approved and that its PPP loan, in the amount of $297,100 plus accrued interest of $3,895, had been forgiven.

On June 3, 2020, the Company entered into a loan for $150,000 with the Small Business Administration. The promissory note has a fixed payment schedule commencing on June 3, 2021, consisting of principal and interest payments of $731 monthly. The balance of the principal and interest will payable thirty years from the date of the promissory note. The note bears interest at a rate of 3.75% per annum. The Company repaid this note in August of 2022 and the UCC has been terminated.

On December 7, 2020, the Company entered into a note agreement for total proceeds of $750,000 with a related party. The principal and interest of the note is payable in full in December 2022. The note bears interest at 2% and is unsecured. The Company repaid the note in full during February 2021.

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

On August 1, 2021, the Company entered into a non-negotiable convertible promissory note related to the purchase of VitaMedica in the original principal amount of $500,000 (“VitaMedica Note”), convertible at $5.00 per share for a total of 100,000 shares of Company Common Stock. The Company repaid the note in full during August of 2022.

On April 15, 2022, the Company entered into a non-negotiable convertible promissory note in the original principal amount of $1,050,000, as adjusted, (“Cygnet Note”) which can be converted into common stock of the Company at a price of $6.00 per share and is payable in full, to the extent not previously converted, on April 15, 2023.

In June 2022, the Company entered into a Securities Purchase Agreement with two accredited investors pursuant to which the Company could receive up to $15,000,000 during the following twelve months of the agreement. The Company received $6,678,506 for a Convertible Notes in the original principal amount of $7,500,000 (the “Convertible Notes”), representing the original purchase amount, less fees, costs and a $500,000 holdback by the investors. In addition to the Convertible Notes, the investors received Common Stock Purchase Warrants (the “Warrants”) to acquire an aggregate of 56,250 shares of common stock. The Warrants are exercisable for five years at an exercise price of $4.44 per share, provide for customary anti-dilution protection, and an investor put right to require the Company to redeem the Warrants for a total of $250,000. The Company has the option until June 28, 2023, to draw down up to an additional $7,500,000 of Convertible Notes under the Securities Purchase Agreement to provide financing for acquisitions, pursuant to certain underwriting conditions set forth in the Securities Purchase Agreement. The Company is subject to customary covenants, financial and otherwise, under the Securities Purchase Agreement.

In June 2022, the Company executed a promissory note with Allan Marshall, the Company’s Chief Executive Officer, in the original principal amount of $1,500,000 (“Marshall Loan”). The promissory note has a 3-year term and bears cash interest at the rate of 8.5% per annum with an additional PIK of 3.5% per annum. The promissory note provides for monthly payments of principal, on an even line 36-month basis, plus cash interest, with a balloon payment of all outstanding principal, cash interest, and PIK interest at maturity. The Company received and deposited the principal amount on July 31, 2022.

Convertible promissory notes and notes payable outstanding as of June 30, 2022, are summarized below:

	Maturity Date	June 30, 2022
Convertible Notes, 3-year term note, 8.5% cash interest, 3.5% PIK interest and collateralized with all the assets of the Company	June 28, 2025	$6,305,406
Marshall Loan, 3-year term note, 8.5% cash interest, 3.5% PIK interest and subordinate to the Convertible Notes	June 28, 2025	-
VitaMedica Loan, 1-year term note, 6% interest and is convertible at $5.00 per share. The note was fully repaid in August 2022.	August 1, 2022	500,000
Cygnet Loan, 1-year term note, 6% interest and is convertible at $6.00 per share.	April 15, 2023	1,050,000
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2031	4,216,248
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,379,230
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	850,000
Total notes payable		14,300,884
Less current portion of notes payable		5,424,752
Notes payable, net of current portion		$8,876,132

Future payments on notes payable are as follows:

For the year ended June 30:
2022	$5,424,752
2023	4,574,305
2024	3,066,787
2025	872,940
2026	764,673
Thereafter	2,292,021
$16,995,478

Marshall Loan, related party and received July 31, 2022	(1,500,000)
Convertible note, remaining holdback not received	(500,000)
Convertible note, original discount and related fees and costs	(694,594)
$14,300,884

Note 11. Related Party Transactions

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

Note 12. Equity Transactions

Convertible Preferred Stock

The Company’s Board of Directors has authorized 1,000,000 shares of preferred stock with a par value of $0.001 and issued 500,000 shares of preferred stock for a purchase price of $50,000. This preferred stock is convertible into shares of common stock at a ratio of 1.8 shares of preferred stock for a single share of the Company’s common stock with additional terms and conditions determined by the Board of Directors. During the year ended June 30, 2020, an investor converted 500,000 shares of preferred stock into 277,778 shares of common stock.

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

During the year ended June 30, 2021, the Company issued 526,404 shares of common stock for the acquisition of Infusionz. The shares were valued at $1,235,124 and the Company issued 306,935 of the Company’s stock on September 1, 2021, for the remaining acquisition liability of $1,764,876. In addition, the Company issued 83,334 shares of common stock valued at $127,500 for acquisition costs.

Trunano Labs, Inc. Common Stock

On July 1, 2020, the noncontrolling shareholders of the Company’s subsidiary, Trunano Labs Inc., converted 1,761,261 shares of Trunano Labs, Inc. stock, representing all the outstanding stock by minority interest holders, into 1,277,778 shares of the Company’s Common Stock, 10.8% of the then outstanding shares. As of July 1, 2020, Trunano Labs, Inc. is a wholly owned subsidiary of Upexi Inc.

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

Note 13. Stock Based Compensation

The Company has established a Company an incentive plan, 2019 Equity Incentive Plan (the “2019 Plan”). The plan grants incentives to select persons who can make, are making and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restructured stock. The 2019 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2019 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2019 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2019 Plan. On February 8, 2021, the Shareholders consented, and the Board of Directors approved the amendment of the 2019 Plan to increase the maximum number of Shares that may be issued thereunder by 2,777,778 Shares to 5,555,555 Shares. On May 24, 2022, the Shareholders consented and the Board of Directors approved the amendment of the 2019 Plan to increase the maximum number of Shares that may be issued thereunder by 5,555,555 Shares to 10,000,000 Shares.

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

The following table reflects the continuity of stock options for the year ended June 30, 2022, and 2021:

A summary of stock option activity is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2020	1,000,667	$1.53	8.5	$-
Granted	1,092,222	1.58	10	-
Forfeited	(3,889)	3.60	10	-
Outstanding at June 30, 2021	2,089,000	$1.55	7.49	$9,689,865
Granted	2,302,000	4.36	10	-
Exercised	(111,112)	1.53	-	-
Outstanding at June 30, 2022	4,279,888	$3.05	7.42	$4,919,182
Options exercisable at June 30, 2022 (vested)	2,987,772	$2.43	7.57	$7,977,353
Options exercisable at June 30, 2021 (vested)	1,334,005	$1.55	7.89	$6,189,783

The average fair value of stock options granted was estimated to be $4.36 per share for the period ended June 30, 2022, and the closing stock price on June 30, 2022, was $4.20 per common share.

The average fair value of stock options granted was estimated to be $1.58 per share for the period ended June 30, 2021, and the closing stock price on June 30, 2021, was $6.19 per common share.

Stock-based compensation expense attributable to stock options was approximately $2,755,016 and $611,432 for the years ended June 30, 2022, and 2021, respectively. As of June 30, 2022, there was approximately $3,935,458 unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 2 years.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended June 30, 2022, and 2021.

	June 30, 2022	June 30, 2021
Dividend rate	-	-
Risk free interest rate	0.69%-2.91%	0.23%-0.87%
Expected term	6.5	6.5
Expected volatility	69%	71%-72%
Grant date stock price	$4.18 – 5.34	$0.85 – 2.00

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended June 30, 2022, and 2021, respectively.

There were 4,642,888 shares available for issuance as of September 26, 2022, under the 2019 Plan as amended.

14. Income Taxes

One Hit Wonder, Inc. has elected S Corporation status for federal income tax and California corporation business tax purposes, Steam Distribution, LLC, Havz, LLC and One Hit Wonder Holdings, LLC elected partnership status for federal income tax and California corporation business tax purposes. Under these elections, the Company is not a taxpaying entity for federal and state income tax purposes and, accordingly, no provision has been made for such income taxes, except for a minimum state corporate business tax. The stockholders’ allocable share of the Company’s income or loss is reportable on his or her income tax return through May 31, 2019. These entities under Upexi, Inc. are tax paying entities and the period from June 1, 2019 to June 30, 2019 remains open and subject to examination by the Internal Revenue Service.

Cresco Management, LLC and SWCH, LLC elected partnership status for federal income tax and California and Delaware corporation business tax purposes, respectively. Under these elections, these Subsidiaries are not a taxpaying entity for federal and state income tax purposes and, accordingly, no provision has been made for such income taxes, except for a minimum state corporate business tax through December 31, 2018. The stockholders’ allocable share of the Company’s income or loss is reportable on his or her income tax return through December 31, 2018. The Company’s 2019 through 2020 tax years remain open and subject to examination by the Internal Revenue Service. Upexi had no operations through December 31, 2018. On January 1, 2019, Cresco Management LLC and SWCH, LLC were contributed to Upexi, Inc. in a non-taxable transaction. Upexi, Inc. consolidated from 2018 to current. The first consolidated tax return for all entities was filed for the tax year December 31, 2019.

The components of the provision for income taxes are as follows:

	2022	2021

Current tax provision	$80,769	$120,776
Deferred tax asset valuation allowance adjustment	(599,167)	(1,403,594)

Provision for income taxes (benefit)	$(518,398)	$(1,282,815)

The differences between income taxes calculated at the statutory US federal income tax rate and the Company’s provision for income taxes are as follows:

	2022	2021

Income tax provision at statutory federal and state tax rate	21.00%	21.00%
State taxes, net of federal benefit	(2.70)%	5.80%
Nondeductible expense	2.79%	2.16%
Other, net	0.72%	(11.52)%
Valuation allowance	-%	(95.37)%

Provision for income taxes	20.37%	(77.93)%

The net deferred income tax asset balance related to the following:

	2022	2021

Net operating losses	$296,352	$573,464
Deferred tax provision (credit) related to:
Reward points	1,536	17,677
Inventory write off	11,965	106,275
Adverse lease
Intangible assets	691,411	245,677
Stock Options	887,550	278,980
Allowance for doubtful accounts	13,760	12,753
Accrued compensation	19,970	30,024
Deferred revenue	80,215	137,725
Other, net	-	1,015
Valuation allowances	-	-

Deferred tax asset	$2,002,758	$1,403,591

There were approximately $1,411,198 and $2,730,782 of losses available to reduce federal taxable income in future years and can be carried forward indefinitely as of June 30, 2022 and June 30, 2021 respectively.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of June 30, 2021 and 2020, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. The Company determined that it is more likely than not that the Company will have future taxable income. The Company eliminated the valuation allowance on the deferred tax asset and recognized a benefit of $1,282,815 during the year ended June 30, 2021. The eliminated of the valuation allowance was based on the historical income of the Company for the fourth quarter ended June 30, 2021, the Company’s performance and expected taxable income for the year ended June 30, 2022 and the known gain on SBA PPP loan extinguishment during the first quarter ended September 30, 2021.  The Company used $1,319,584 of the net operating loss carryover during the year ended June 30, 2022.

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

Note 16. Significant Customers

The Company had no significant customers during the year ended June 30, 2022. The Company had significant customers during the year ended June 30, 2021. A significant customer is defined as one that makes up ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the year end.

Net revenues for the year ended June 30, 2021, include revenues from significant customers in the product segment as follows:

June 30, 2021
Customer A	12%
Customer B	15%

Accounts receivable balances as of June 30, 2021, from significant customers are as follows:

June 30,
2021
Customer A	7%
Customer B	30%

Note 17. Subsequent Events

Issuance of Equity

The Company granted stock options to purchase 363,000 shares of the Company’s common stock at an exercise prices between $4.59 and $4.86 per share, with a vesting period of three years and a term of five years.

Acquisition of assets for the Lucky Tail brand

On August 12, 2022, Grove, Inc. (the “Company”), and its indirect wholly owned subsidiary Upexi Pet Products, LLC, a Delaware limited liability company (“UPP”) entered into an Asset Purchase Agreement (the “APA”) with GA Solutions, LLC, a Delaware limited liability company (“LuckyTail”), pursuant to which UPP acquired substantially all of the assets of LuckyTail. The base consideration paid by the Company in the transaction totals Three Million Dollars ($3,000,000), subject to adjustment, and consists of: (i) Two Million Dollars ($2,000,000) less a broker fee and other Transaction expenses totaling Three Hundred Fourteen Thousand Five Hundred Dollars ($314,500) that was paid into escrow, to be released upon the transfer of certain assets from Seller to UPP, (ii) Five Hundred Thousand Dollars ($500,000) payable on the latter of the release from escrow and 90 days post closing, and (iii) Five Hundred Thousand Dollars ($500,000) payable on the latter of the release from escrow and 180 days post closing. In addition, the Company has agreed to purchase certain inventory from the Seller upon its valuation having been determined. There is a two way post-closing working capital adjustment based on target working capital of Zero Dollars ($0.00). The APA also provides for a two way post-closing adjustment based on a target adjusted revenue for the business acquired of One Million Four Hundred Ninety-Two Thousand Three Hundred Twenty-Nine Dollars ($1,492,329) for the period of August 1, 2022 through December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ““Exchange Act””), as of the end of the period covered by this Annual Report on Form 10-K (the ““Evaluation Date””). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (““SEC”” or “Commission”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (““COSO””) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting were effective as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. The Company has added significant qualified resources to ensure proper segregation of duties and proper review of the financial reporting policies and procedures.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Allan Marshall	Chief Executive Officer, Chairman of the Board	55	May 17, 2019

Robert Hackett(1)	President	36	August 5, 2018

Andrew Norstrud	Chief Financial Officer, Director	49	April 1, 2020

Gene Salkind	Director	68	January 1, 2021

Thomas C. Williams	Director	62	January 1, 2021

Lawrence H Dugan	Director	55	January 1, 2021

____________

(1) Robert Hackett resigned all positions with the Company on September 26, 2022.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Allan Marshall, 55, Chief Executive Officer, Director. Mr. Marshall joined the Company as CEO in May of 2019 and was previously retired prior to joining the Company working as a serial entrepreneur with a focus on development stage companies in hyper growth industries, with the past several years focusing on the technology and cannabis industries. Mr. Marshall is often the driving force behind the organization for its initial growth and funding strategies. Mr. Marshall began his career in the transportation and logistics industry. Mr. Marshall founded Segmentz, Inc. in November of 2000 and served as the Chief Executive Officer, successfully acquiring five distinct logistic companies, raised more than $25,000,000 of capital, creating the infrastructure and business foundation that is now XPO Logistics, Inc. (NYSE: XPO) with revenues in excess of $17 billion. Prior to Segmentz, Mr. Marshall founded U.S. Transportation Services, Inc. (“UST”) in 1995, whose main focus was third party logistics. UST was sold to Professional Transportation Group, Inc. in January 2000 and Professional Transportation Group ceased business in November 2000. Prior to 1995, Mr. Marshall served as Vice President of U.S. Traffic Ltd, a Canadian company, where he founded their United States logistics division and had previously founded a successful driver leasing company in Toronto, Ontario, Canada.

Andrew J. Norstrud, 49, Chief Financial Officer, Director. Mr. Norstrud joined Upexi, Inc. in July of 2019 as a consultant and became the Chief Financial Officer in April of 2020 and a Director as of January 2020. Prior to joining Upexi, Inc., Mr. Norstrud worked as a consultant through his own consulting firm.  Mr. Norstrud served as the Chief Financial Officer for Gee Group Inc. from March 2013 until June 2018. Mr. Norstrud also served Gee Group as CEO from March 7, 2014 until April 1, 2015. Mr. Norstrud served as a director of GEE Group Inc. from March 7, 2014 until August 16, 2017. Prior to GEE Group Inc., Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013. From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak. Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc. (XPO Logistics), and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building a financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida. Mr. Norstrud is a Florida licensed Certified Public Accountant.

Gene Salkind, 68, Director. Gene Salkind, M.D. has been a practicing neurosurgeon for more than 35 years outside of Philadelphia, PA. He graduated from the University of Pennsylvania in 1974 with a B.A., Cum Laude, and received his medical degree from the Lewis Katz School of Medicine in 1979. He returned to the University of Pennsylvania for his neurosurgical residency and in 1985 was selected as the Chief Resident in Neurosurgery at the Hospital of the University of Pennsylvania. Since that time, he has been in a university affiliated practice of general neurological surgery. He is currently the Chief of Neurosurgery at Holy Redeemer Hospital and has also been the Chief of Neurosurgery at Albert Einstein Medical Center and Jeanes Hospital in Philadelphia. He has authored numerous peer reviewed journal articles and has given lectures throughout the country on various neurosurgical topics. He has held professorships at the University of Pennsylvania, the Allegheny Health Education and Research Foundation, and currently at the Lewis Katz School of Medicine.

Dr. Salkind is a prominent investor in the pharmaceutical arena. Past investments include Intuitive Surgical, Pharmacyclics, which grew from less than $1 per share to subsequently being acquired by Abbvie for $250 per share, and Centocor, one of the nation’s largest biotechnology companies, which was acquired by Johnson & Johnson for $4.9 billion in stock. Dr. Salkind currently sits on the boards of Cure Pharmaceuticals, a leader in the biotechnology field through its continual pursuit of redefining traditional drug delivery, and Mobiquity Technologies, Inc., a digital engagement provider. Mobiquity owns and operates a national location based mobile advertising network. The company’s suite of technologies allows clients to execute personalized and relevant experiences, driving brand awareness and incremental revenue. He was previously a board member of Derm Tech International, a global leader in non-invasive dermatological molecular diagnostics.

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

Thomas Williams, 62, has over 35 years of experience in the insurance industry. He has served in multiple roles in both originations and the administration side of operations. Mr. Williams has a specialization in providing securitization mechanisms of illiquid insurance assets. Thomas was with Smith Barney for his training on the capital markets and insurance industries.

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

Mr. Williams has served on the board of directors of two public companies:

•	GEE Group, an American Stock Exchange Company from 2008 to 2018. At this company, he chaired the nominating committee and was a member of the Corporate Governance Committee and Audit Committee.

•	Two Rivers Water and Farming from 2019 to 2020.

Mr. Williams completed a training program at Northwestern’s Kellogg Business School for Corporate Governance in Public Companies in 2013.

Lawrence H Dugan, 55, Director. Mr. Dugan is a partner with the accounting firm Dorra & Dugan and has been since 1996. Mr. Dugan graduated from the University of Central Florida in 1989. Mr. Dugan is a Florida licensed Certified Public Accountant.

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

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics which is filed as Exhibit 14.1 of Form S1 as filed with the SEC on May 21, 2021. We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers, employees and all persons performing similar functions. A copy of that code is attached as Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 21, 2021. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed in our public filings with the Commission.

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

Our audit committee is responsible for: (1) the integrity of the Company’s financial statements, (2) the effectiveness of the Company’s internal control over financial reporting, (3) the Company’s compliance with legal and regulatory requirements, (4) the independent registered public accounting firm’s qualifications and independence, (5) and the performance of the Company’s independent registered public accountants and (6) preparation of the audit committee report as required to be included in the Company’s annual proxy statement. The Audit Committee Charter is filed as Exhibit 10.8 to the Company’s Form S-1 as filed with the SEC on May 21, 2021.

The audit committee met five times during the year ended June 30, 2022

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

The compensation committee met twice during the year ended June 30, 2022.

Nomination and Governance Committee

On January 27, 2021, our Board established a nomination and governance committee that operates under a written charter as approved by our Board. The members of our nomination committee are Dr. Gene Salkind, Mr. Thomas Williams, and Mr. Lawrence Dugan. Mr. Williams serves as chairman of the nomination and governance committee.

Our nomination and corporate governance committee is responsible for assisting the Board in (1) proposing a slate of qualified nominees for election to the Board by the shareholders or in the event of a Board vacancy, (2) evaluating the suitability of potential nominees for membership on the Board, (3) determining the composition of the Board and its committees, (4) monitoring a process to assess Board, committee and management effectiveness, (5) aiding and monitoring management succession planning and (6) developing, recommending to the Board, implementing and monitoring policies and processes related to the Company’s corporate governance guidelines. The Nominating Committee Charter is filed as Exhibit 10.10 to the Company’s Form S-1 as filed with the SEC on May 21, 2021.

The nomination committee met twice during the year ended June 30, 2022.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers;

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allan Marshall, CEO, and Director	2022	840,000	1,096,000		2,977,300			90,000	5,003,300
	2021	284,615	741,910	-	-	-	-	-	1,026,525	(1)
	2020	300,000	-	-	1,325,600	-	-	-	1,625,600	(2)

Andrew Norstrud, Chief Financial Officer	2022	250,000	200,000		476,400			30,000	956,400
	2021	210,000	50,000	-	344,900	-	-	-	644,900
	2020	184,230	-	-	198,840				383,070	(3)

Robert Hackett, President(1)	2022	125,000	50,000						175,000
	2021	125,000	50,000						175,000
	2020	130,913	-	-		-	-	-	130,913

_____________

(1) Robert Hackett resigned all positions with the Company on September 26, 2022.

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

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of June 30, 2022:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Allan Marshall, CEO, and Director	572,917	677,083		$4.18	7/21/2031
	833,333	-		$1.53	6/1/2029

Andrew Norstrud, Chief	91,667	108,333		$4.18	7/21/2031
Financial Officer and Director	356,481	32,408		$1.53	2/1/2021

Robert Hackett, President(1)	275,463	113,426		$1.53	1/1/2031

Gene Salkind, Director	22,917	27,083		$4.18	7/21/2031
	27,778	-		$1.53	2/1/2031

Tomas C. Williams, Director	22,917	27,083		$4.18	7/21/2031
	27,778	-		$1.53	2/1/2031

Lawrence H Dugan, Director	22,917	27,083		$4.18	7/21/2031
	27,778	-		$1.53	2/1/2031

____________

(1) Robert Hackett resigned all positions with the Company on September 26, 2022.

Option Exercises and Stock Vested

In October 2019, Allan Marshall exercised an option to purchase 277,778 shares of Common Stock at a $1.53 per common share. The Company received $400,000 of cash and was relieved of $25,000 in payables to Allan Marshall for the shares of Common Stock.

Directors Compensation

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive cash compensation and stock options to purchase shares of our Common Stock as awarded by our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the ownership, as of September 27, 2022, of our Common Stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of September 27, 2022, there were 16,713,345 shares of our Common Stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of the prospectus. Unless otherwise indicated, the address for each beneficial owner is c/o Upexi, Inc., 1710 Whitney Mesa Drive, Henderson, NV 89014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Allan Marshall	4,472,222	(2)	23.97%
Gene Salkind	2,414,052	(3)	14.39%
Robert Hackett(1)	1,444,444	(4)	8.64%
Andrew Norstrud	962,037	(5)	5.54%
Lawrence Dugan	88,889	(6)	* %
Thomas Williams	61,111	(7)	* %
Directors and Executive Officers as a Group	9,442,755		56.50%

5% or more Stockholders
Jeffrey Bishop	1,198,730		7.17%

 __________

*	Represents less than 1% of the number of shares of our Common Stock outstanding

(1) Robert Hackett resigned all positions with the Company on September 26, 2022.

40

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

(2)

Represents (i) 2,527,778 shares of Common Stock, (ii) 1,666,666 shares issuable upon the exercise of stock options that are exercisable within 60 days, (iii) 277,778 shares issuable upon the conversion of preferred stock. Does not include 416,667 shares issuable upon vesting and exercise of remaining stock option.

(3)

Represents (i) 2,352,941 shares of Common Stock and (ii) 61,111 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 16,667 shares issuable upon vesting and exercise of remaining stock option.

(4)	Represents 1,444,444 shares of Common Stock.

(5)

Represents (i) 305,556 shares of Common Stock and (ii) 755,556 shares issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 99,075 shares issuable upon vesting and exercise of remaining stock options.

(6)

Represents (i)27,778 shares of Common Stock and (ii) 61,111 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 16,667 shares issuable upon vesting and exercise of remaining stock option.

(7)	Represents 61,111 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 16,667 shares issuable upon vesting and exercise of remaining stock option.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has established a Company an incentive plan, 2019 Equity Incentive Plan as amended (the “2019 Plan”). The plan grants incentives to select persons who can make, are making and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restructured stock. The 2019 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2019 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2019 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2019 Plan. On May 24, 2022, the Shareholders consented, and the Board of Directors approved the amendment of the 2019 Plan to increase the maximum number of Shares that may be issued thereunder by 4,444,445 Shares to 10,000,000 Shares.

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	4,279,888	$3.05	5,208,014

Total	4,279,888	$3.05	5,208,014

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our Common Stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended June 30, 2022 and June 30, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

The Board of Directors has determined that Gene Salkind, Lawrence Dugan and Thomas Williams are independent directors under the listing standards. Gene Salkind owns greater than ten percent (10%) of the voting securities of the Company.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2022, and 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2022	June 30, 2021
Audit Fees	$160,000	$114,000
Audit Related Fees and Acquisition Audit Fees	137,800
Tax Fees	122,500	63,981
All Other Fees
Total	$420,300	$177,981

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Index
						Filed or
		Incorporation by Reference				Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1(a)	Amended and Restated Articles of Incorporation	S-1	333-255266	3.1	4/15/2021
3.1(b)	Certificate of Amendment to Articles of Incorporation	8-K	001-40535	3.1	8/17/2022
3.2	Amended Bylaws	S-1	333-255266	3.2	4/15/2021
4.1	Specimen of Stock Certificate	S-1	333-255266	4.6	4/15/2021
4.2	2019 Convertible Note issued by Registrant in favor Jeff M. Bishop	S-1	333-255266	4.1	4/15/2021
4.3	2019 Convertible Note issued by Registrant in favor Kyle Dennis	S-1	333-255266	4.2	4/15/2021
4.4	2019 Convertible Note issued by Registrant in favor Jason Bond	S-1	333-255266	4.3	4/15/2021
4.5	Promissory Note, Paycheck Protection Program, dated April 28, 2020, issued by Registrant in favor of Bank of the West	S-1	333-255266	4.4	4/15/2021
4.6	Loan Authorization and Agreement, dated May 30, 2020, by and between Registrant and the U.S. Small Business Administration	S-1	333-255266	4.5	4/15/2021
4.7	Promissory Note, Paycheck Protection Program, dated May 13, 2020, issued by Infusionz LLC in favor of Newtek Small Business Finance, LLC	S-1	333-255266	4.7	4/15/2021
4.8	Form of Representative's Warrant Agreement	S-1	333-255266	4.8	4/15/2021
4.9	Form of 2021 Convertible Promissory Note	S-1	333-255266	4.9	4/15/2021
4.10	Form of Senior Secured Convertible Note	8-K	001-40535	10.2	7/1/2022
4.11	Form of Common Stock Purchase Warrant by and between the Registrant and certain of its investors.	8-K	001-40535	10.3	7/1/2022
4.12	Note Conversion Agreement dated June 29, 2021	8-K	011-40535	10.1	7/2/2021
4.13	Registration Rights Agreement dated June 28, 2022	8-K	001-40535	10.5	7/1/2022
10.1	Upexi, Inc. 2019 Incentive Stock Plan (Amended and Restated as of February 8, 2021)	S-1	333-255266	10.1	4/15/2021
10.2	Form of Nonqualified Stock Option Agreement	S-1	333-255266	10.2	4/15/2021
10.3	Agreement and Plan of Merger Infusionz LLC	S-1	333-255266	2.1	4/15/2021
10.4	Securities Purchase Agreement, dated as of February 2, 2021, by and between the Registrant and Allan Marshall	S-1	333-255266	10.4
10.5	Securities Purchase Agreement, dated June 28, 2022, by and among the Registrant and certain of its investors.	8-K	001-40535	10.1	7/1/2022
10.6	Promissory Note dated June 28, 2022, by and between Registrant and Allan Marshall	8-K	001-40535	10.4	7/1/2022
10.7	Equity Interest Purchase Agreement, dated October 19, 2021, by and among Grove, Inc., Gyprock Holdings LLC, MFA Holdings Corp. and Sherwood Ventures, LLC.	8-K	001-40535	2.1	10/21/2021
10.8	Asset Purchase Agreement, dated August 1, 2021, by and among Registrant, Grove Acquisition Subsidiary, Inc., VitaMedica Corporation, David Rahm and Yvette La-Garde.	8-K	001-40535	2.1	8/6/2021
10.9+	Employment Agreement, dated February 1, 2021, between Registrant and Andrew J. Norstrud	S-1	333-255266	10.5	4/15/2021
10.10+	Employment Agreement, dated March 15, 2021, between Registrant and Allan Marshall	S-1	333-255266	10.6	4/15/2021
10.11+	Executive Employment Agreement dated May 3, 2021 between the Company and Robert Hackett	S-1	333-255266	10.7	4/15/2021
10.12	Securities Purchase Agreement, effective April 1, 2022, by and among Registrant, Eric Hanig and Cygnet Online, LLC.					X
10.13	Asset Purchase Agreement, dated August 12, 2022, by and among Upexi Pet Products and GA Solutions, LLC					X
21.1	List of Subsidiaries of Registrant					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

_______

* These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Upexi, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

+ Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

UPEXI INC.
(Registrant)

Dated: September 28, 2022	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 28, 2022	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 28, 2022	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 28, 2022	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: September 28, 2022	/s/ Gene Salkind
Gene Salkind
Director

Dated: September 28, 2022	/s/ Thomas C. Williams
Thomas C. Williams
Director

Dated: September 28, 2022	/s/ Laurence H. Dugan
Laurence H. Dugan
Director

