Form 10-Q
period 2022-09-30
UPEXI, INC.
filed 2022-11-14
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 11, 2022, the registrant had 17,960,748 shares of common stock, par value $0.001 per share, outstanding.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Upexi, Inc., unless otherwise indicated.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPEXI, INC.

Interim Unaudited Condensed Consolidated Financial Statements

For the Three Month Periods Ended September 30, 2022 and 2021

UPEXI, INC.
CONDENSED CONSOLDIATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
	2022	2022
ASSETS
Current assets
Cash	$3,298,663	$7,149,806
Accounts receivable	1,315,933	1,137,637
Inventory	6,090,242	4,725,685
Deferred tax asset, current	462,070	462,070
Prepaid expenses and other receivables	1,231,941	840,193
Assets of discontinued operations, net	6,404,209	6,157,543
Total current assets	18,803,058	20,472,934

Property and equipment, net	7,367,844	7,343,783
Intangible assets, net	12,716,153	10,933,049
Goodwill	6,223,393	5,887,393
Deferred tax asset	2,732,242	2,002,759
Other assets	413,956	100,372
Right-of-use asset	843,901	926,570
Total other assets	30,297,489	27,193,926

Total assets	$49,100,547	$47,666,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,092,122	$2,018,541
Accrued compensation	695,278	531,259
Deferred revenue	120,973	105,848
Accrued liabilities	1,769,989	955,327
Acquisition payable	1,351,589	-
Current portion of notes payable	5,424,752	5,424,752
Current portion of operating lease payable	274,847	257,029
Total current liabilities	11,729,550	9,292,756

Notes payable, net of current portion	9,743,104	8,886,949
Operating lease payable, net of current portion	588,993	700,411
Total long-term liabilities	10,332,097	9,587,360

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, and 500,000 and 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value, 100,000,000 shares authorized, and 16,713,345 and 16,713,345 shares issued and outstanding, respectively	16,713	16,713
Additional paid in capital	35,983,273	34,985,597
Accumulated deficit	(8,868,401)	(6,270,886)
Total stockholders' equity attributable to Upexi, Inc.	27,132,085	28,731,924
Non-controlling interest in subsidiary	(93,185)	54,820
Total stockholders' equity	27,038,900	28,786,744

Total liabilities and stockholders' equity	$49,100,547	$47,666,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2022	2021
Revenue
Revenue	$11,557,011	$3,870,110

Cost of Revenue	5,516,280	1,271,729

Gross profit	6,040,731	2,598,381

Operating expenses
Sales and marketing	2,025,460	1,000,064
Distribution costs	2,487,834	111,833
General and administrative expenses	2,498,869	1,582,432
Share-based compensation	927,326	626,838
Amortization of acquired intangible assets	880,896	68,834
Depreciation	194,497	87,506
	9,014,882	3,477,507

Loss from operations	(2,974,151)	(879,126)

Other expense (income), net
Change in derivative liability	(1,770)	-
Interest expense, net	435,829	15,538

Other expense (income), net	434,059	15,538

Loss from operations before income tax	(3,408,210)	(894,664)
(Loss) income from discontinued operations	(45,511)	1,147,472
Income tax benefit	708,201	258,903
Net (loss) income from continuing operations	(2,745,520)	511,711

Net loss attributable to noncontrolling interest	148,005	-

Net (loss) income attributable to Upexi, Inc.	$(2,597,515)	$511,711

Basic (loss) income per share:
(Loss) income per share from continuing operations	$(0.16)	$0.03
(Loss) income per share from discontinued operations	$(0.00)	$0.07
Total (loss) income per share	$(0.16)	$0.03

Diluted (loss) income per share:
(Loss) income per share from continuing operations	$(0.16)	$0.03
(Loss) income per share from discontinued operations	$(0.00)	$0.07
Total (loss) income per share	$(0.16)	$0.03

Basic weighted average shares outstanding	16,713,345	15,452,453
Fully diluted weighted average shares outstanding	16,713,345	17,220,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Non-controlling	Total Shareholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Interest	Equity
2021
Balance, June 30, 2021	500,000	$500	15,262,394	$15,262	$25,372,247	$(4,170,036)	$-	$21,217,973

Issuance of common stock for acquisition of Infusionz	-	-	306,945	307	1,764,569	-	-	1,764,876

Issuance of common stock for acquisition of VitaMedica	-	-	100,000	100	481,900	-	-	482,000

Issuance of common stock for acquisition costs	-	-	7,000	7	33,733	-	-	33,740

Stock based compensation	-	-	-	-	593,098	-	-	593,098

Issuance of common stock for services	-	-	35,000	35	174,965	-	-	175,000

Net income for the three months ended September 30, 2021	-	-	-	-	-	511,711	-	511,711

Balance, September 30, 2021	500,000	$500	15,711,339	$15,711	$28,420,512	$(3,658,325)	$-	$24,778,398

2022
Balance, June 30, 2022	500,000	$500	16,713,345	$16,713	$34,985,597	$(6,270,886)	$54,820	$28,786,744

Amortization of common stock issuance for services	-	-	-	-	70,350	-	-	70,350

Stock based compensation	-	-	-	-	927,326	-	-	927,326

Net loss for the three months ended September 30, 2022	-	-	-	-	-	(2,597,515)	(148,005)	(2,745,520)

Balance, September 30, 2022	500,000	$500	16,713,345	$16,713	$35,983,273	$(8,868,401)	$(93,185)	$27,038,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Month's Ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income from continuing operations	$(2,745,520)	$511,711
(Loss) income from discontinued operations	$(45,511)	$1,147,472
Net loss from operations	(2,700,009)	(635,761)

Adjustments to reconcile net (loss) income from continuing operations to net cash (used) provided by operating activities:
Depreciation and amortization	1,075,393	156,340
Amortization of loan costs	49,158	-
Change in deferred tax asset	(729,483)	-
Shares issued for services	-	175,000
Shares issued for finders fee	-	33,740
Change in derivative liability	1,770	-
Stock based compensation	927,326	593,098
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(139,539)	19,689
Inventory	(912,492)	(420,808)
Prepaid expenses and other assets	(716,263)	210,695
Accounts payable and accrued liabilities	1,050,492	279,895
Accrued liabilities related to acquisition	(139,233)	(482,235)
Deferred revenue	15,125	-
Net cash used by operating activities - Continuing Operations	(2,217,755)	(70,347)
Net cash (used) provided by operating activities - Discontinued Operations	(292,177)	887,704
Net cash (used) provided by operating activities	(2,509,932)	817,357

Cash flows from investing activities
Acquisition of Lucky Tail	(2,000,000)	-
Acquisition of VitaMedica, Inc., net of cash acquired	(500,000)	(2,000,000)
Acquisition of property and equipment	(148,208)	(166,869)
Net cash used in investing activities - Continuing Operations	(2,648,208)	(2,166,869)
Net cash used in investing activities - Discontinued Operations	-	-
Net cash used in investing activities	(2,648,208)	(2,166,869)

Cash flows from financing activities
Payment of note payable	(163,003)	(150,000)
Proceeds from issuance of related party notes payable	1,470,000	-
Net cash provided (used) by financing activities - Continuing Operations	1,306,997	(150,000)
Net cash provided by financing activities - Discontinued Operations	-	-
Net cash provided (used) by financing activities	1,306,997	(150,000)

Net decrease in cash - Continuing Operations	(3,558,966)	(2,387,216)
Net (decrease) increase in cash - Discontinued Operations	(292,177)	887,704

Cash, beginning of period	7,149,806	14,534,211
Cash, end of period	$3,298,663	$13,034,699

Supplemental cash flow disclosures
Interest paid	$239,117	$-
Income tax paid	$-	$-
Issuance of common stock for acquisition of Infusionz	$-	$1,764,876
Issuance of common stock for acquisition of VitaMedica	$-	$482,000
Issuance of debt for the acquisition of VitaMedica	$-	$1,000,000
Liabilities assumed from acquisition of VitaMedica	$-	$(309,574)
Liabilities assumed from acquisition of LuckyTail	$1,490,822	$-
Stock issued for construction services for property and equipment	$70,350	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Background Information

Upexi is a multi-faceted brand owner with established brands in health, wellness, pet, beauty and other growing markets.  We operate in emerging industries with high growth trends and look to drive organic growth of our current brands.  We focus on direct to consumer and Amazon brands that are scalable and have anticipated, high industry growth trends. Our goal is to continue to accumulate consumer data and build out a significant customer database across all industries we sell into. The growth of our current customer database has been key to the year-over-year gains in sales and profits. To drive additional growth, we have and will continue to acquire profitable Amazon and eCommerce businesses that can scale quickly and reduce costs through corporate synergies. We utilize our in-house SaaS programmatic ad technology to help achieve a lower cost per acquisition and accumulate consumer data for increased cross-selling between our growing portfolio of brands.

The Company primarily conducts its business operations through the following subsidiaries:

☐	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
	o	SWCH, LLC, a Delaware limited liability company
	o	Cresco Management, LLC, a California limited liability company
☐	Trunano Labs, Inc., a Nevada corporation
☐	Infusionz, Inc., a Nevada corporation
☐	Upexi Holding, LLC, a Delaware limited liability company
	o	Upexi Pet Products, LLC, a Delaware limited liability company
☐	Infusionz LLC (“Infusionz”), a Colorado limited liability company
☐	Grove Acquisition Subsidiary, Inc. (“VitaMedica”), a Nevada corporation
☐	Upexi Enterprise, LLC, a Delaware limited liability company
	o	Upexi Property & Assets, LLC, a Delaware limited liability company
■ Upexi 17129 Florida, LLC, a Delaware limited liability company
☐	Interactive Offers, LLC (“Interactive”), a Delaware limited liability company
☐	Cygnet Online, LLC (“Cygnet”), a Delaware limited liability company, 55% owned

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

VitaMedica operates mainly from our California location with product development, fulfillment, and day-to-day operations from that location.

Interactive Offers operates from its Florida office with day-to-day operations supported by various off site remote positions, with the majority of the development team operating out of Portugal.

Cygnet Online operates from our South Florida location with a full on-site GMP warehouse and distribution center, day to day operations of our Amazon liquidation business team from this location with support of remote team members.

LuckyTail operates from our Clearwater, Florida location with sales and marketing driven by on-site and remote teams that operate the Amazon sales strategy and daily business operations.

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

Business Acquisitions

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

On October 1, 2021, the Company entered into an equity Interest purchase agreement with Gyprock Holdings LLC, a Delaware limited liability company, MFA Holdings Corp., a Florida corporation and Sherwood Ventures, LLC, a Texas limited liability company to acquire all of the outstanding membership interest of Interactive Offers, LLC, a Delaware limited liability corporation.

On April 1, 2022, the Company entered into a securities purchase agreement with a single investor to acquire 55% of the equity interest in Cygnet Online, LLC, a Delaware limited liability corporation. The agreement also enables the Company to purchase the remaining 45% over the following two years.

On August 12, 2022, the Company entered into an asset purchase agreement with GA Solutions, LLC, a Delaware limited liability company (“LuckyTail”), pursuant to which the Company acquired substantially all of the assets of LuckyTail. LuckyTail sells pet nail grinders and other pet products through various sales channels including some international sales channels.

On October 31, 2022, the Company and its wholly owned subsidiary Upexi Enterprise, LLC, entered into a securities purchase agreement to purchase the outstanding stock of E-Core Technology, Inc. d/b/a New England Technology, Inc. (“E-Core”), a Florida corporation.  E-Core distributes non-owned branded products to national retail distributors and has branded products in the toy industry that E-core sells direct to consumers through online sales channels and sells to national retail distributors.

Business Divested

On October 26, 2022, the Company entered into a membership interest purchase agreement to sell 100% of the membership interests of Infusionz LLC, a Colorado limited liability company (“Infusionz”), included in the sale was all of the rights to Infusionz brands and the manufacturing of certain private label business.   Infusionz was originally purchased by the Company in July of 2020.  The divestiture of Infusionz and related private label manufacturing represents a strategic shift in our operations and will allow us to become a predominantly product distribution focused company for both our Company owned brands and non-owned brands. As a result, the results of the business were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for all periods presented.

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of September 30, 2022 and June 30, 2022.

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated in consolidation. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

Discontinued Operations

A discontinued operation is a component of an entity that has either been disposed of or that is classified as held for sale, which represents a separate major line of business or geographic area of options and is part of a single coordinated plan to dispose of a separate line of business or geographical area of operations.  In accordance with the rules regarding the presentation of discontinued operations, the assets, liabilities, and activity of Infusionz and certain manufacturing business has been reclassified as a discontinued operations for all periods presented.

Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements as of and for the year ended June 30, 2022, and for the three month period ended September 30, 2021 to conform to the presentation as of and for the three months ended September 30, 2022.

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

A finder’s fee of $103,740 was paid by the Company, $70,000 in cash and 7,000 shares of common stock, valued at $33,740, $4.82 per common share, the closing market price on August 4, 2021 (close date of the transaction). These fees were expensed during the three-month period ended September 30, 2021.

The assets and liabilities of VitaMedica are recorded at their respective fair values and the following table summarizes these values based on the balance sheet on August 1, 2021, the effective closing date.

Tangible Assets	$860,738
Intangible Assets	1,935,000
Goodwill	960,780
Liabilities Acquired	(199,929)
Total Purchase Price	$3,556,589

The Company’s condensed consolidated financial statements for the three months ended September 30, 2022 include the actual results for VitaMedica.  For the three months ended September 30, 2021 the Company’s condensed consolidated financial statements include the actual results of VitaMedica for the period August 1, 2021 to September 30, 2021.

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

The Company purchased all the outstanding membership interests of Interactive as of October 1, 2021. The purchase price for the sale was $4,833,630, as amended, which consisted of 560,170 shares of common stock of the Company valued at $2,733,630, $4.88 per share, the stock price on October 1, 2022, and a cash payment of $2,100,000.

The assets and liabilities of Interactive are recorded at their respective fair values and the following table summarizes these values based on the balance sheet on October 1, 2021, the effective closing date.

Tangible Assets	$413,465
Intangible Assets	2,631,000
Goodwill	2,889,158
Liabilities Acquired	(1,099,993)
Total Purchase Price	$4,833,630

The Company’s condensed consolidated financial statements for the three months ended September 30, 2022 include the actual results of Interactive.

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

The Company’s condensed consolidated financial statements for the three months ended September 30, 2022, include the actual results of Cygnet.

LuckyTail

The Company entered into an asset purchase agreement with GA Solutions, LLC to acquire substantially all of the assets of the business. The base consideration totals $3,000,000 plus the amount of working capital transferred to the Company. The consideration for the purchase consisted of $2,000,000, paid into escrow and released when certain assets were transferred to the Company, (ii) $500,000 payable on the latter of the release from escrow and 90 days post-closing, and (iii) $500,000 payable on the latter of the release from escrow and 180 days post-closing. In addition, the Company has agreed to purchase certain inventory from the Seller upon its valuation having been determined, at close the inventory and other current assets were estimated at $490,822. The asset purchase agreement also provides for a two-way post-closing adjustment based on a target adjusted revenue for the business acquired of $1,492,329 for the period of August 1, 2022 through December 31, 2022.

The Agreement contains customary confidentiality, non-competition, and non-solicitation provisions for the Seller and Seller’s affiliates.

The assets and liabilities of LuckyTail are recorded at their preliminary respective fair values as of the closing date of the asset purchase agreement, and the following table summarizes these values based on the balance sheet on August 12, 2022, the effective closing date.

Tangible Assets	$490,822
Intangible Assets	2,664,000
Goodwill	336,000
Liabilities Acquired	-
Total Purchase Price	$3,490,822

The Company’s condensed consolidated financial statements for the three months ended September 30, 2022, include the actual results of LuckyTail from August 13, 2022 through September 30, 2022.

Consolidated pro-forma unaudited financial statements.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company, VitaMedica, Interactive, Cygnet, and LuckyTail after giving effect to the Company’s acquisitions as if the acquisitions occurred on July 1, 2021.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on July 1, 2021, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three months ended September 30, 2022 and the three months ended September 30, 2021, as if the acquisitions occurred on July 1, 2021.  The results of operations for VitaMedica, Interactive and Cygnet are included in the three months ended September 30, 2022 and the results of operations for LuckyTail are included from August 13, 2022 to September 30, 2022.

Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of VitaMedica, Interactive, Cygnet, and LuckyTail by approximately $41,363, $50,329, $175,000, and $54,000 per month, respectively.

Pro Forma, Unaudited			Proforma
Three months ended September 30, 2022	Grove, Inc.	LuckyTail	Adjustments	Proforma

Net sales	$11,557,011	$892,270	$	$12,449,281
Cost of sales	$5,516,280	$137,088	$	$5,653,368
Operating expenses	$9,014,882	$383,476	$81,000	$9,479,358
Net income (loss)	$(2,597,515)	$371,706	$(81,000)	$(2,306,809)
Basic income (loss) per common share	$(0.16)	$-	$	$(0.14)
Weighted average shares outstanding	16,713,345			16,713,345

Pro Forma, Unaudited						Proforma
Three months ended September 30, 2021	Grove, Inc.	VitaMedica	Interactive	Cygnet	LuckyTail	Adjustments	Proforma

Net sales	$3,870,110	$384,391	$732,519	$7,527,927	$991,024	$	$13,505,971
Cost of sales	$1,271,729	$93,509	$-	$4,460,702	$296,849	$	$6,122,789
Operating expenses	$3,477,507	$255,286	$1,348,035	$2,607,304	$495,637	$879,350	$9,063,119
Net income (loss)	$511,711	$35,596	$(795,507)	$327,657	$198,537	$(879,350)	$(556,356)
Basic income (loss) per common share	$0.03	$0.36	$(1.42)	$0.67	$-	$	$(0.03)
Weighted average shares outstanding	15,452,453	100,000	560,170	555,489	-		16,668,112

VitaMedica amortization expense of $496,356 annually and $41,363 monthly is based on the purchase price allocation report.  For the three months ended September 30, 2021, the proforma adjustment included $41,363, one month of amortization expense.

Interactive amortization expense at $603,948 annually and $50,329 monthly is based on the purchase price allocation report.  For the three months ended September 30, 2021, the proforma adjustment included $150,987, three months of amortization expense.

The Company estimated the annual Cygnet amortization expense at $2,100,000 annually and $175,000 monthly, based on management’s preliminary allocation of the purchase price. For the three months ended September 30, 2021, the proforma adjustment included $525,000, three months of amortization expense.

The Company estimated the annual LuckyTail amortization expense at $648,000 annually and $54,000 monthly, based on the allocation of the purchase price. For the one and a half months ended September 30, 2022, the proforma adjustment included $81,000, one and a half months of amortization expense and for the three months ended September 30, 2021, the proforma adjustment included $162,000, three months of amortization expense.

Note 3. Inventory

Inventory consisted of the following:

	September 30, 2022	June 30, 2022
Raw materials	$-	$-
Finished goods	6,090,242	4,725,685
	$6,090,242	$4,725,685

The Company writes off the value of inventory deemed excessive or obsolete. During the three months ended September 30, 2022, and 2021, the Company did not write off any inventory.

Note 4. Property and Equipment

Property and equipment consist of the following:

	September 30, 2022	June 30, 2022
Furniture and fixtures	$51,273	$51,273
Computer equipment	115,519	103,615
Manufacturing equipment	1,111,086	1,002,796
Leasehold improvements	2,144,341	2,144,341
Building	4,754,799	4,656,435
Vehicles	253,229	253,229
Property and equipment, gross	8,430,247	8,112,689
Less accumulated depreciation	(1,062,403)	(867,906)
	$7,367,844	$7,343,783

Depreciation expense for the three months ended September 30, 2022 and 2021 was $194,497 and $87,506, respectively.

Note 5. Intangible Assets

Intangible assets as of September 30, 2022:

	Cost	Accumulated Amortization	Net Book Value
Customer relationships, amortized over four years	$4,396,000	$650,375	$3,745,625
Trade name, amortized over five years	969,000	146,056	822,944
Non-compete agreements, amortized over the term of the agreement	275,000	149,416	125,584
Online sales channels, amortized over two years	1,800,000	450,000	1,350,000
Vender relationships, amortized over five years	6,000,000	600,000	5,400,000
Software, amortized over five years	1,590,000	318,000	1,272,000
	$15,030,000	$2,313,847	$12,716,153

For the three months ended September 30, 2022 and 2021, the Company amortized approximately $880,896 and $68,834, respectively.

The following intangible assets were added during the three months ended September 30, 2022, from the acquisition of LuckyTail.

Customer relationships	$2,304,000
Trade name	360,000
Intangible Assets from Purchase	$2,664,000

Intangible assets as of June 30, 2022:

	Cost	Accumulated Amortization	Net Book Value
Customer relationships, amortized over four years	$2,092,000	$447,626	$1,644,374
Trade name, amortized over five years	609,000	106,783	502,217
Non-compete agreements, amortized over the term of the agreement	275,000	115,042	159,958
Online sales channels, amortized over two years	1,800,000	225,000	1,575,000
Vender relationships, amortized over five years	6,000,000	300,000	5,700,000
Software, amortized over five years	1,590,000	238,500	1,351,500
	$12,366,000	$1,388,401	$10,933,049

The following intangible assets were added during the year ended June 30, 2022, from the acquisition of VitaMedica, Interactive and Cygnet.

Customer relationships	$2,092,000
Trade name	609,000
Non-compete agreements	275,000
Online sales channels	1,800,000
Vender relationships	6,000,000
Software	1,590,000
Intangible Assets from Purchase	$12,366,000

Future amortization of intangible assets at September 30, 2022 are as follows:

June 30, 2023	$2,886,228
June 30, 2024	3,733,255
June 30, 2025	3,710,796
June 30, 2026	2,146,063
June 30, 2027	230,811
Thereafter	9,000
$12,716,153

Note 6. Prepaid Expense and Other Current Assets

Prepaid and other current assets consist of the following:

	September 30, 2022	June 30, 2022
Insurance	$509,223	$32,045
Prepayment to vendors	256,267	175,378
Deposits on services	94,837	13,762
Prepaid monthly rent	72,058	6,900
Subscriptions and services being amortized over the service period	256,267	274,959
Other deposits	43,289	337,149
Total	$1,231,941	$840,193

Note 7. Operating Leases

The Company has operating leases for corporate offices, warehouses and office equipment that have remaining lease terms of 1 year to 5 years.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2022:

2023	$274,847
2024	350,757
2025	155,670
2026	113,633
2027	28,684
Total undiscounted future minimum lease payments	923,591
Less: Imputed interest	(59,751)
Present value of operating lease obligation	$863,840

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2022 are:

Weighted average remaining lease term	35 Months
Weighted average incremental borrowing rate	5.0%

For the three months ended September 30, 2022, the components of lease expense, included in general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

Three Months Ended September 30, 2022
Operating lease cost:
Operating lease cost	$93,377
Amortization of ROU assets	82,678
Interest expense	10,700
Total lease cost	$186,755

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2022	June 30, 2022
Accrued expenses for loyalty program	$8,618	$6,418
Accrued interest	283,593	147,887
Accrued vendor liabilities	345,694	29,960
Accrued expenses on credit cards	566,143	108,735
Accrued sales tax	-	108,425
Derivative liability	80,139	81,909
Other accrued liabilities	485,802	471,993
	$1,769,989	$955,327

Note 9. Convertible Promissory Notes and Notes Payable

Convertible promissory notes and notes payable outstanding as of September 30, 2022 are summarized below:

	Maturity Date	September 30, 2022
Convertible Notes, 30 month term note, 8.5% cash interest, 3.5% PIK interest and collateralized with all the assets of the Company	December 28, 2024	$6,437,830
Marshall Loan, 2-year term note, 8.5% cash interest, 3.5% PIK interest and subordinate to the Convertible Notes	June 28, 2024	1,386,734
Capital lease, warehouse equipment under a five-year lease, interest rate of 5%	November 7, 2026	27,871
Cygnet Loan, 1-year term note, 6% interest and is convertible at $6.00 per share	April 15, 2023	1,050,000
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2031	4,131,803
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,283,618
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	850,000
Total notes payable		15,167,856
Less current portion of notes payable		5,424,752
Notes payable, net of current portion		$9,743,104

Future payments on notes payable are as follows:

For the year ended June 30:

2023	$5,424,752
2024	4,537,633
2025	4,251,181
2026	1,092,278
2027	952,421
Thereafter	166,031
$16,424,296

Convertible notes, remaining holdback not received	(500,000)
Convertible notes, original discount and related fees and costs	(756,440)
$15,167,856

On June 3, 2020, the Company entered into a loan for $150,000 with the Small Business Administration. The promissory note has a fixed payment schedule commencing on June 3, 2021, consisting of principal and interest payments of $731 monthly. The balance of the principal and interest will be payable thirty years from the date of the promissory note. The note bears interest at a rate of 3.75% per annum. The Company repaid this note in August of 2022 and the UCC has been terminated.

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

In June 2022, the Company entered into a Securities Purchase Agreement with two accredited investors pursuant to which the Company could receive up to $15,000,000 during the following twelve months of the agreement. The Company received $6,678,506 for Convertible Notes in the original principal amount of $7,500,000 (the “Convertible Notes”), representing the original purchase amount, less fees, costs and a $500,000 holdback by the investors. In addition to the Convertible Notes, the investors received Common Stock Purchase Warrants (the “Warrants”) to acquire an aggregate of 56,250 shares of common stock. The Warrants are exercisable for five years at an exercise price of $4.44 per share, provide for customary anti-dilution protection, and an investor put right to require the Company to redeem the Warrants for a total of $250,000.  There was a gain of $1,770 for the change in the derivative liability for the period ended September 30, 2022.  The Company has the option, until June 28, 2023, to draw down up to an additional $7,500,000 of Convertible Notes under the Securities Purchase Agreement to provide financing for acquisitions, pursuant to certain underwriting conditions set forth in the Securities Purchase Agreement. The Company is subject to customary covenants, financial and otherwise, under the Securities Purchase Agreement.

In June 2022, the Company executed a promissory note with Allan Marshall, the Company’s Chief Executive Officer, in the original principal amount of $1,500,000 (“Marshall Loan”). The promissory note has a 2-year term and bears cash interest at the rate of 8.5% per annum with an additional PIK of 3.5% per annum. The promissory note provides for monthly payments of principal, on an even line 36-month basis, plus cash interest, with a balloon payment of all outstanding principal, cash interest, and PIK interest at maturity. The Company received and deposited the principal amount on July 31, 2022.

Note 10. Related Party Transactions

During the year ended June 30, 2022, the Company entered into a promissory note with a member of management.  The loan was for $1,500,000 and has a two-year term with interest rate of 8.5% per annum with an additional PIK of 3.5% per annum.

The above related party transaction is not necessarily indicative of the amounts and terms that would have been incurred had a comparable transaction been entered into with independent parties.

Note 11. Equity Transactions

Convertible Preferred Stock

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

Subsequent to September 30, 2022, the Company issued 1,247,403 shares of common stock for the acquisition of E-core Technologies Inc. a Florida corporation, valued at $6,000,000.

Note 12. Stock Based Compensation

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

The following table reflects the continuity of stock options for the three months ended September 30, 2022:

A summary of stock option activity is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2022	4,279,888	$3.05	7.42	$4,919,182
Exercised	-
Granted	513,000	4.41	10	-
Options outstanding at September 30, 2022	4,792,888	$3.20	6.92	$4,628,260
Options exercisable at September 30, 2022 (vested)	3,156,568	$2.65	7.12	4,357,698

Stock-based compensation expense attributable to stock options was $927,326 and $593,098 for the three months ended September 30, 2022, and 2021, respectively.  As of September 30, 2022, there was $4,122,181 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately 2 years.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the three months ended September 30, 2022:

September 30, 2022
Dividend rate	-
Risk free interest rate	2.07–4.06%
Expected term	5
Expected volatility	70-71%
Grant date stock price	$3.87 - $4.86

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the three months ended September 30, 2022, and 2021.

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s income tax benefit and expense was $708,201 for the three months ended September 30, 2022 and $258,903 income tax expense for the three months ended September 30, 2021.

The income tax expense for the three months ended September 30, 2022, was primarily attributable to federal and state income taxes and nondeductible expenses for an effective tax rate of approximately 29%. For the three months ended September 30, 2022, the difference between the U.S. statutory rate and the Company’s effective tax rate is due to the full valuation allowance on the Company’s deferred tax assets.

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

As of September 30, 2022, there was approximately $4,738,862 of losses available to reduce federal taxable income in future years and can be carried forward indefinitely.

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

Note 15.  Discontinued Operations

On October 28, 2022, the Company determined that the best course of action related to Infusionz, LLC and certain manufacturing business was to accept an offer to sell those operations and focus the Company’s resources on product sales and product distribution.  The business will continue to operate during the transition period of up to ninety days after the closing of the transaction and management intends to continue to employ some of the workforce in the consolidation of other acquisition and the overall operations of the business.

The Company received from Bloomios, Inc., the purchaser (i) Five Million Five Hundred Thousand Dollars ($5,500,000) paid at closing; (ii) a convertible secured subordinated promissory note in the original principal amount of Five Million Dollars ($5,000,000); (iii) Eighty-Five Thousand shares of Series D Convertible Preferred Stock, with a total stated value of Eight Million Five Hundred Thousand Dollars ($8,500,000); (iv) a senior secured convertible debenture with a subscription amount of Four Million Five Hundred Thousand ($4,500,000) (with an original principal amount, after OID, of Five Million Two Hundred Ninety-Four Thousand One Hundred Seventeen and 60/100 Dollars ($5,294,117.60)); and (v) a common stock purchase warrant to purchase up to Two Million Eight Hundred Fifty-Three Thousand Nine Hundred Ten (2,853,910) shares of its common stock.

	Three Months Ended September 30,
	2022	2021
Discontinued Operations
Revenue	$2,623,626	$4,579,644
Cost of sales	1,558,814	1,688,340
Sales, general and administrative expenses	902,160	1,529,631
Depreciation and amortization	208,163	214,201
Income (loss) from discontinued operations	(45,511)	1,147,472
Accounts receivable net of allowance for doubtful accounts	1,030,266	1,007,783
Fixed assets, net of accumulated depreciation	670,528	702,703
Total assets	6,951,601	6,981,718
Total liabilities	$547,392	$824,175

Note 16. Subsequent Events

Refinancing of Building Mortgage

On October 19, 2022, Upexi, Inc. (the “Company”) and its indirect wholly owned subsidiary, Upexi 17129 Florida, LLC entered into a loan agreement, promissory note and related agreements with Professional Bank, a Florida state chartered bank, providing for a mortgage on the Company’s principal office in N. Clearwater, Florida. The Company received $3,000,000 in connection with the transaction. The principal is to be repaid to Professional Bank over a term of ten years. The proceeds of the loan were utilized by the Company to pay down its loan facility with Acorn Capital, LLC in the amount of $2,780,200.

Sale of membership interests of Infusionz LLC and select CBD assets

On October 26, 2022, Upexi, Inc. (the “Company”) entered into a membership interest purchase agreement with Bloomios, Inc., a Nevada corporation (“Bloomios”) and its wholly owned subsidiary Infused Confections LLC, a Wyoming limited liability company (together with Bloomios, the Buyers) whereby the Company sold 100% of the membership interest of Infusionz LLC, a Colorado limited liability company to the Buyers for consideration of $23,500,000, subject to adjustments. The consideration consists of $5,500,000 in cash paid at closing, a convertible secured subordinated promissory note in the original principal amount of $5,000,000, 85,000 shares of Bloomios Series D Convertible Preferred Stock with a stated value of $8,500,000, a senior secured convertible debenture with a subscription amount of $4,500,000 (with an original principal amount, after OID, of $5,294,118) and a common stock purchase warrant to purchase up to 2,853,910 shares of Bloomios common stock. The agreement provides for a two-way, post-closing working capital adjustment based on target working capital of $1,275,000.

The agreement contains customary confidentiality, non-competition, and non-solicitation provisions for the Company, Bloomios and their affiliates.

Acquisition of E-Core, Inc. and its subsidiaries

On October 31, 2022, Upexi, Inc. (the “Company”), and its wholly owned subsidiary Upexi Enreprises, LLC entered into a Securities Purchase Agreement, effective October 21, 2022, to purchase 100% of E-Core Technology, Inc. (“E-Core”) d/b/a New England Technology, Inc., a Florida corporation (“New England Technology”), for $24,100,000, subject to adjustments. The consideration consisted of $3,100,000 in cash, 1,247,402 shares of the Company’s restricted common stock with a value equal to $6,000,000, two promissory notes in the original principal amount of $5,750,000 each, payable upon maturity and a convertible promissory note in the original principal amount of $3,500,000, convertible in full on the two-year anniversary of the issuance of the note at a conversion price of $4.81 per share. If the conversion right is not exercised, the principal balance will be paid in twelve monthly installments beginning on the two-year anniversary of the executed promissory note. The principal amount of the convertible promissory note is subject to a two-way adjustment based on the Company’s Adjusted EBITDA for the three-year period commencing on the closing date.

In addition, on October 31, 2022, the Company issued options to purchase up to 360,000 shares of the Company’s common stock at an exercise price of $5.30 per share.

The agreement contains customary confidentiality, non-competition, and non-solicitation provisions for E-Core and its affiliates.

Within 90 days after the closing date, Buyer shall prepare and deliver to E-Core a statement, setting forth Buyer’s calculation of closing working capital and the purchase price resulting therefrom. The two-way post-closing adjustment based on target working capital shall be an amount equal to the closing working capital minus the target closing working capital.

Payoff of outstanding balance on $15 million senior secured debt

On October 31, 2022, Upexi, Inc. (the “Company”), paid $4,275,071 in principal, $613,466 in accrued interest, $250,000 for settlement of a Put Option and $7,900 in miscellaneous fees for a total of $5,146,437 to the holders of the $15 million senior secured convertible notes entered into on June 28, 2022. The payment terminates the agreement with the noteholders. The Company also intends to terminate the registration statement covering the senior secured debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Upexi, Inc.

For the three months ended September 30, 2021 the condensed consolidated financial statements of Upexi, Inc. include the accounts of the Company and its wholly-owned subsidiaries; Trunano Labs, Inc., a Nevada corporation, Infusionz, Inc. a Nevada corporation, Steam Distribution, LLC, a California limited liability company; One Hit Wonder, Inc., a California corporation; Havz, LLC, d/b/a Steam Wholesale, a California limited liability company, One Hit Wonder Holdings, LLC a California corporation; SWCH LLC, a Delaware limited liability company; Cresco Management LLC, a California limited liability company, and Grove Acquisition Subsidiary, Inc. d/b/a/ VitaMedica a Nevada corporation as of August 1, 2021, Interactive Offers, LLC a Delaware limited liability corporation as of October 1, 2021 and Cygnet Online, LLC a Delaware limited liability corporation, as of April 1, 2022.

For the three months ended September 30, 2022, the condensed consolidated financial statements of Upexi, Inc. include all of the subsidiary accounts included in the condensed consolidated financial statements for the three months ended September 30, 2021 and include the subsidiaries in which the Company holds a controlling financial interest as of September 30, 2022, which includes Upexi Pet Products, LLC (“LuckyTail”), a Delaware limited liability corporation as of August 12, 2022.

All intercompany accounts and transactions have been eliminated as a result of the consolidation.

Operating Segments

The Company’s financial reporting is organized into only one segment, product sales. The Company’s internal reporting for product sales is organized into three channels of distribution: Upexi, Inc. branded products, customers’ branded products and white label products that are sold under customer brands. These product sales are aggregated and viewed by management as one reportable segment due to their similar economic characteristics, products, production, distribution processes and regulatory environment.

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended September 30, 2022 and 2021, which are included herein.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	September 30,
	2022	2021	Change
Revenue	$11,557,011	$3,870,110	$7,686,901
Cost of revenue	5,516,280	1,271,729	4,244,551
Sales and marketing expenses	2,025,460	1,000,064	1,025,396
Distribution costs	2,487,834	111,833	2,376,001
General and administrative expenses	2,498,869	1,582,432	916,437
Other operating expenses	2,002,719	783,178	1,219,541
Other expenses (income)	434,059	15,538	418,521
Net (loss) income from continuing operations	$(2,745,520)	$511,711	$(3,257,231)

Revenues increased by $7,686,901 or 199% to $11,557,011 compared with revenue of $3,870,110 in the same period last year. The revenue growth was primarily the result of the four acquisitions and was offset from the sale of Infusionz.  The Company’s growth strategy will continue to focus on both acquisition and organic growth, while also expanding to international markets.

Cost of revenue increased by $4,244,551 or 334% compared with the same period last year.  The cost of revenue growth was primarily related to the acquisition of four companies and offset with the sale of Infusionz.  The gross profit increase increased by $3,442,350 compared to the prior year, however the gross margin declined by approximately 15% to 52% as a result of significant increases in the lower margin sales to distributors and the use of third-party distribution of our direct-to-consumer sales.

Sales and marketing expenses increase by $1,025,396 or 103% compared with the same period last year.  The increase in sales and marketing expenses was primarily related to the four acquisitions, offset by the sale of Infusionz and the classification of these expenses as part of discontinued operations.

Distribution costs increased $2,376,001 or 2,125% compared with the same period last year.  The increase in distribution costs was primarily related to the four acquisitions, offset by the sale of Infusionz and the classification of these expenses as part of discontinued operations.

General and administrative expenses increased by $916,437 or 58% compared with the same period last year.  The increase in these expenses was primarily related to the four acquisitions, offset by the sale of Infusionz and the classification of these expenses as part of discontinued operations.

Other operating expenses increased by $1,219,541 or 156% compared with the same period last year. The increase in other operating expenses was primarily related to the four acquisitions and an increase of $300,488 in non-cash expenses of share-based compensation, an increase of $812,462 in amortization of acquired intangible assets and an increase of $106,991 for depreciation.  These costs were offset by the sale of Infusionz and the classification of these expenses as part of discontinued operations.

During the three months ended September 30, 2022, the Company incurred interest expense of $435,829 compared to $15,538 in interest expense incurred during the three months ended September 30, 2021.  The increase of interest expense for the three months ended September 30, 2022, was due to the debt incurred in June of 2022 and subsequently repaid in October of 2022.

The Company had a net loss from continued operations of $2,745,520 compared to net income of $511,711 for the three months ended September 30, 2022 and 2021, respectively. The decrease in net income is primarily related to the above-mentioned changes.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2022	As of June 30, 2022
Current assets	$18,803,058	$20,472,934
Current liabilities	11,729,550	9,292,756
Working capital	$7,073,508	$11,180,178

Cash Flows

	Three Months Ended September 30,
	2022	2021
Cash flows used by operating activities – continuing operations	$(2,217,755)	$(70,347)
Cash flows used by investing activities – continuing operations	(2,648,208)	(2,166,869)
Cash flows provided by financing activities – continuing operations	1,306,997	(150,000)

Cash flows (used by) provided by operating activities – discontinued operations	(292,177)	887,704
Cash flows used by investing activities – discontinued operations	-	-
Cash flows provided (used by) financing activities – discontinued operations	-	-

Net decrease in cash during the period	$(3,851,143)	$(1,499,512)

On September 30, 2022, the Company had cash of $3,298,663, a decrease of $3,851,143 from June 30, 2022.

Net cash from operating activities benefited from non-cash expenses of $1,322,394, which were offset by the net loss from operations of $2,700,009, $840,140 in changes in assets and liabilities and $292,177 used in discontinued operations.

Net cash used in investing activities for the three months ended September 30, 2022 and 2021 was $2,648,208 and $2,166,869, respectively. For the period ended September 30, 2022, the use of cash was primarily related to the acquisition of LuckyTail and the final payment for the acquisition of VitaMedica.  For the period ended September 30, 2021, the use of cash was for the VitaMedica acquisition.  In both years, there was similar use of cash related to the acquisition of property and equipment.

Net cash provided (used) by financing activities for the three months ended September 30, 2022, was $1,306,997 compared to the use of $150,000 during the three months ended September 30, 2021.  The cash provided by financing activities was a note obtained from a related party during the period and offset by the repayment of outstanding notes payable.   The use of cash for the period ended September 30, 2021, was due to repayment of notes payable of $150,000.

On October 19, 2022, the Company and its indirect wholly owned subsidiary, Upexi 17129 Florida, LLC entered into a loan agreement with Professional Bank, A Florida state-chartered bank, providing for a mortgage on the Company’s principal office in N. Clearwater, Florida. The company received $3,000,000 in connection with the transaction. The principal is to be paid back to Professional Bank over a term of ten years. The proceeds of the loan were utilized by the Company to pay down its loan facility with Acorn Capital, LLC in the amount of $2,780,200, net of fees and other expenses.

On October 31, 2022, Upexi, Inc. (the “Company”), paid $4,275,071 in principal, $613,466 in accrued interest, $250,000 for settlement of a Put Option and $7,900 in miscellaneous fees for a total of $5,146,437 to the holders of the $15 million senior secured convertible notes entered into on June 28, 2022. The payment terminates the agreement with the noteholders. The Company also intends to terminate the registration statement covering the senior secured debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

(i)	inadequate segregation of duties consistent with control objectives.

(ii)	lack of multiple levels of supervision and review.

We believe the weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.  However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes by the end of our 2023 fiscal year as resources allow:

(i)	Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and

(ii)	We will attempt to implement the remediation efforts set out herein by the end of the 2023 fiscal year.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended September 30, 2022, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2022, the Company issued 1,247,403 shares of common stock for the acquisition of E-core Technologies Inc. a Florida corporation, valued at $6,000,000.

All of the securities issued by the Company as described above were issued pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws. For more information regarding the foregoing transaction, see Note 16 to our Unaudited Condensed Consolidated Financial Statements included herein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14a and 15-d-14a of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14a and 15-d-14a of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

__________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPEXI, INC.

Dated: November 11, 2022	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: November 11, 2022	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

