Form 10-Q
period 2022-12-31
UPEXI, INC.
filed 2023-02-15
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

________________________________________________________

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	UPXI	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 13, 2023, the registrant had 17,960,748 shares of common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

We operate in a rapidly changing environment and new risks emerge from time to time. As a result, it is not possible for our management to predict all risks, such as the COVID-19 outbreak and associated business disruptions including delayed clinical trials and laboratory resources, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Considering these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements included in this report speak only as of the date hereof, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPEXI, INC.

Interim Unaudited Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended December 31, 2022 and 2021

UPEXI, INC.
CONDENSED CONSOLDIATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2022	2022

ASSETS
Current assets
Cash	$4,508,161	$7,149,806
Accounts receivable	8,869,297	1,137,637
Inventory	6,779,997	4,725,685
Deferred tax asset, current	-	462,070
Prepaid expenses and other receivables	1,967,088	840,193
Assets of discontinued operations, net	-	6,449,210
Total current assets	22,124,543	20,764,601

Property and equipment, net	7,231,404	7,343,783
Intangible assets, net	18,712,409	10,641,382
Goodwill	15,342,089	5,887,393
Deferred tax asset	2,479,918	2,002,759
Investments - Bloomios	10,081,255	-
Other assets	56,703	100,372
Right-of-use asset	608,488	926,570
Total other assets	54,512,266	26,902,259

Total assets	$76,636,809	$47,666,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,162,121	$2,018,541
Accrued compensation	718,764	531,259
Deferred revenue	31,724	105,848
Accrued liabilities	3,898,318	955,327
Acquisition payable	3,978,523	-
Current portion of notes payable	2,117,683	5,424,752
Current portion of operating lease payable	187,777	267,029
Total current liabilities	15,094,910	9,302,756

Operating lease payable, net of current portion	375,552	700,411
Notes payable, net of current portion	24,420,152	8,876,949
Total long-term liabilities	24,795,704	9,577,360

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, and 500,000 and 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value, 100,000,000 shares authorized, and 17,960,748 and 16,713,345 shares issued and outstanding, respectively	17,960	16,713
Additional paid in capital	43,105,223	34,985,597
Accumulated deficit	(6,198,722)	(6,270,886)
Total stockholders' equity attributable to Upexi, Inc.	36,924,961	28,731,924
Non-controlling interest in subsidiary	(178,766)	54,820
Total stockholders' equity	36,746,195	28,786,744

Total liabilities and stockholders' equity	$76,636,809	$47,666,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month's Ended December 31,		Six Month's Ended December 31,
	2022	2021	2022	2021

Revenue
Revenue	$27,086,672	$4,983,557	$38,643,683	$8,853,667

Cost of Revenue	16,773,493	711,246	22,289,773	1,982,975

Gross profit	10,313,179	4,272,311	16,353,910	6,870,692

Operating expenses
Sales and marketing	3,707,925	1,735,194	5,733,385	2,735,258
Distribution costs	3,575,545	821,630	6,063,379	933,463
General and administrative expenses	2,910,655	3,003,919	5,409,524	4,586,351
Share-based compensation	1,052,847	852,455	1,980,173	1,479,293
Amortization of acquired intangible assets	962,077	236,001	1,842,973	304,835
Depreciation	242,551	159,073	437,048	246,579
	12,451,600	6,808,272	21,466,482	10,285,779

Loss from operations	(2,138,421)	(2,535,960)	(5,112,572)	(3,415,086)

Other income (expense), net
Interest (expense) income, net	(1,790,144)	(48,541)	(2,225,973)	(41,994)
Change in derivative liability	(3,540)	-	(1,770)	-
Gain on sale of Infusionz and select assets	7,564,363	-	7,564,363	-
Gain on SBA PPP loan extinguishment	-	-	-	300,995

Other income (expense), net	5,770,679	(48,541)	5,336,620	259,001

Income (loss) on operations before income tax	3,632,258	(2,584,501)	224,048	(3,156,085)
Income tax expense	(755,253)	(493,936)	(47,052)	(235,033)

Net income (loss) from continuing operations	2,877,005	(3,078,437)	176,996	(3,391,118)

(Loss) income from discontinued operations	(292,907)	2,820,190	(338,418)	3,967,662

Net loss attributable to non-controlling interest	(85,581)	-	(233,586)	-

Net income (loss) attributable to Upexi, Inc.	$2,669,679	$(258,247)	$72,164	$576,544

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.16	$(0.32)	$0.01	$(0.22)
(Loss) income per share from discontinued operations	$(0.02)	$0.29	$(0.02)	$0.26
Total income (loss) per share	$0.16	$(0.32)	$0.01	$(0.22)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.15	$(0.32)	$0.01	$(0.20)
(Loss) income per share from discontinued operations	$(0.02)	$0.29	$(0.02)	$0.23
Total income (loss) per share	$0.15	$(0.32)	$0.01	$(0.20)

Basic weighted average shares outstanding	17,540,427	9,755,663	17,126,886	15,452,453
Fully diluted weighted average shares outstanding	19,030,705	9,755,663	18,617,164	17,220,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred	Preferred	Common	Common	Additional		Non-	Total
	Stock	Stock	Stock	Stock	Paid	Accumulated	controlling	Stockholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Interest	Equity

2021
Balance, June 30, 2021	500,000	$500	15,262,394	$15,262	$25,372,247	$(4,170,036)	$-	$21,217,973

Issuance of common stock for acquisition of Infusionz	-	-	306,945	307	1,764,569	-	-	1,764,876

Issuance of common stock for acquisition of VitaMedica	-	-	100,000	100	481,900	-	-	482,000

Issuance of common stock for acquisition costs	-	-	7,000	7	33,733	-	-	33,740

Stock based compensation	-	-	-	-	593,098	-	-	593,098

Issuance of common stock for services	-	-	35,000	35	174,965	-	-	175,000

Net income for the three months ended September 30, 2021	-	-	-	-	-	511,711	-	511,711

Balance, September 30, 2021	500,000	$500	15,711,339	$15,711	$28,420,512	$(3,658,325)	$-	$24,778,398

Stock based compensation	-	-	-	-	677,455	-	-	677,455

Issuance of common stock for acquisition of Interactive Offers	-	-	666,667	667	3,999,333	-	-	4,000,000

Net income for the three months ended December 31, 2021	-	-	-	-	-	64,833	-	64,833

Balance, December 31, 2021	500,000	$500	16,378,006	$16,378	$33,097,300	$(3,593,492)	$-	$29,520,686

2022
Balance, June 30, 2022	500,000	$500	16,713,345	$16,713	$34,985,597	$(6,270,886)	$54,820	$28,786,744

Amortization of common stock issuance for services	-	-	-	-	70,350	-	-	70,350

Stock based compensation	-	-	-	-	927,326	-	-	927,326

Net loss for the three months ended September 30, 2022	-	-	-	-	-	(2,597,515)	(148,005)	(2,745,520)

Balance, September 30, 2022	500,000	$500	16,713,345	$16,713	$35,983,273	$(8,868,401)	$(93,185)	$27,038,900

Amortization of common stock issuance for services	-	-	-	-	70,350	-	-	70,350

Stock based compensation	-	-	-	-	1,052,847	-	-	1,052,847

Issuance of common stock for acquisition of E-Core	-	-	1,247,403	1,247	5,998,753	-	-	6,000,000

Net income (loss) for the three months ended December 31, 2022	-	-	-	-	-	2,669,679	(85,581)	2,584,098

Balance, December 31, 2022	500,000	$500	17,960,748	$17,960	$43,105,223	$(6,198,722)	$(178,766)	$36,746,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Month's Ended December 31,
	2022	2021
Cash flows from operating activities
Net income (loss) attributable to Upexi, Inc.	72,164	576,544

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,280,021	304,835
Non-cash consideration for sale of Infusionz and select assets, net	(7,094,296)	-
Inventory write-offs	34,328	140,000
Bad debt expense	-	1,000
Amortization of senior security original issue discount	(192,690)	-
Noncontrolling interest	(233,586)	-
Change in deferred tax asset	(15,089)	177,674
Shares issued for services	-	175,000
Shares issued for finder fee	1,770	33,740
Stock based compensation	1,980,173	1,270,553
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(1,031,715)	113,826
Inventory	6,043,078	(779,808)
Prepaid expenses and other assets	(1,007,505)	(258,054)
Operating lease payable	(86,029)	(49,468)
Accounts payable and accrued liabilities	2,916,158	(699,488)
Deferred revenue	(74,124)	209,833
Net cash provided by operating activities - Continuing Operations	3,592,658	1,216,187
Net cash used in operating activities - Discontinued Operations	-	(826,188)
Net cash provided by operating activities	3,592,658	389,999

Cash flows from investing activities
Acquisition of Lucky Tail	(2,500,000)	-
Acquisition of VitaMedica, Inc., net of cash acquired	(500,000)	(2,074,589)
Acquisition of New England Technology, Inc.	914,611	-
Acquisition of Interative Offers, net of cash acquired	-	(1,854,193)
Proceeds from the sale of Infusionz and selected assets	5,500,000	-
Acquisition of property and equipment	(183,969)	(4,282,430)
Net cash provided by (used in) investing activities - Continuing Operations	3,230,642	(8,211,212)
Net cash (used in) provided by investing activities - Discontinued Operations	-	-
Net cash provided by (used in) investing activities	3,230,642	(8,211,212)

Cash flows from financing activities
Repayment of notes payable	(311,938)	-
Repayment of the senior convertible notes payable	(6,382,989)	(151,004)
Payment on line of credit	(7,201,079)	-
Proceeds from note payable	-	33,967
Proceeds on note payable on building	3,000,000	-
Repayment on note payable on building	(38,939)	-
Proceeds on note payable, related party	1,470,000	-
Net cash used in financing activities - Continuing Operations	(9,464,945)	(117,037)
Net cash (used in) provided by financing activities - Discontinued Operations	-	-
Net cash used in financing activities	(9,464,945)	(117,037)

Net decrease in cash - Continuing Operations	(2,641,645)	(7,112,062)
Net decrease in cash - Discontinued Operations	-	(826,188)

Cash, beginning of period	7,149,806	14,534,211
Cash, end of period	$4,508,161	$6,595,961

Supplemental cash flow disclosures
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash financing activities
Issuance of common stock for acquisition of Infusionz	$-	$1,764,876
Issuance of common stock for acquisition of VitaMedica	$-	$482,000
Issuance of debt for acquisition of VitaMedica	$-	$1,000,000
Liabilities assumed from acquisition of E-Core	$(7,712,168)	$-
Non-cash consideration received from Bloomios for the sale of Infusionz	$18,000,000	$-
Assets available for sale	$6,446,210	$6,786,289
Liabilities assumed from acquisition of VitaMedica	$-	$(309,574)
Issuance of stock for acquisition of Interactive	$-	$4,000,000
Liabilities assumed from acquisition of Interactive	$-	$(1,099,993)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of the Business

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

The Company primarily conducts its business operations through the following subsidiaries:

☐	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
	o	SWCH, LLC, a Delaware limited liability company
	o	Cresco Management, LLC, a California limited liability company
☐	Trunano Labs, Inc., a Nevada corporation
☐	MW Products, Inc., a Nevada corporation
☐	Upexi Holding, LLC, a Delaware limited liability company
	o	Upexi Pet Products, LLC, a Delaware limited liability company
☐	VitaMedica, Inc, a Nevada corporation
☐	Upexi Enterprise, LLC, a Delaware limited liability company
	o	Upexi Property & Assets, LLC, a Delaware limited liability company
■ Upexi 17129 Florida, LLC, a Delaware limited liability company
o E-Core Technology, Inc.
☐	Interactive Offers, LLC (“Interactive”), a Delaware limited liability company
☐	Cygnet Online, LLC (“Cygnet”), a Delaware limited liability company, 55% owned

We operate throughout our locations in the USA with operations in Florida, California, Nevada, and Colorado through our various Brands and entities.

Upexi operates from our corporate location in Clearwater, Florida where direct to consumer and Amazon sales are driven by on-site and remote teams for all brands. The location also supports all the other locations with accounting, corporate oversight, day to day finances and all business growth and management operating from this location.

VitaMedica operates mainly from our California location with product development, fulfillment, and day-to-day operations from that location, primarily focused on our health and beauty products.

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

LuckyTail operates from our Clearwater, Florida location with sales and marketing driven by on-site and remote teams that operate Amazon and direct to consumer sales strategy and daily business operations for our pet products.

E-Core Technology, Inc. operates from offices in Massachusetts, New York, New Jersey, and Florida and uses third-party logistic providers to receive, store and distribute its products.  E-Core Technology, Inc. focuses on name brand consumer electronics and offers several innovative distribution models based on retailer requirements and programs.  In addition, E-Core operates Tytan Tiles a children’s toy brand for popular magnetic tiles and building blocks.

HAVZ, LLC, d/b/a/ Steam Wholesale operates manufacturing and/or distribution centers in Henderson, Nevada supporting our health and wellness products, including those products manufactured with hemp ingredients and our overall distribution operations. We have continued to manage these operations with corporate focus on larger opportunities that have warranted management focus and investments for the future.

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

On October 1, 2021, the Company completed an equity interest purchase agreement with Gyprock Holdings LLC, a Delaware limited liability company, MFA Holdings Corp., a Florida corporation and Sherwood Ventures, LLC, a Texas limited liability company to acquire all of the outstanding membership interest of Interactive Offers, LLC, a Delaware limited liability corporation.

On April 1, 2022, the Company completed a securities purchase agreement with a single investor to acquire 55% of the equity interest in Cygnet Online, LLC, a Delaware limited liability corporation. The agreement also enables the Company to purchase the remaining 45% over the following two years.

On August 12, 2022, the Company completed an asset purchase agreement with GA Solutions, LLC, a Delaware limited liability company (“LuckyTail”), pursuant to which the Company acquired substantially all assets of LuckyTail. LuckyTail sells pet nail grinders and other pet products through various sales channels including some international sales channels.

On October 31, 2022, the Company and its wholly owned subsidiary Upexi Enterprise, LLC, completed a securities purchase agreement to purchase the outstanding stock of E-Core Technology, Inc. d/b/a New England Technology, Inc. (“E-Core”), a Florida corporation.  E-Core distributes non-owned branded products to national retail distributors and has branded products in the toy industry that E-Core sells direct to consumers through online sales channels and to national retail distributors.

Business Divested

On October 26, 2022, the Company executed a membership interest purchase agreement to sell 100% of the membership interests of Infusionz LLC, a Colorado limited liability company (“Infusionz”), included in the sale was all rights to Infusionz brands and the manufacturing of certain private label business.   Infusionz was originally purchased by the Company in July of 2020.  The divestiture of Infusionz and related private label manufacturing represents a strategic shift in our operations and will allow us to become a predominantly product distribution focused company for both our Company owned brands and non-owned brands. Accordingly, the results of the business were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for all periods presented.

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of December 31, 2022, and June 30, 2022.

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

Discontinued Operations

A discontinued operation is a component of an entity that has either been disposed of or that is classified as held for sale, which represents a separate major line of business or geographic area of options and is part of a single coordinated plan to dispose of a separate line of business or geographical area of operations.  In accordance with the rules regarding the presentation of discontinued operations, the assets, liabilities, and activity of Infusionz and certain manufacturing business have been reclassified as discontinued operations for all periods presented.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguished between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumption about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identified fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established a three-tier fair value hierarchy that distinguishes between the following:

Level 1—Quoted market prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.

Level 3—Unobservable inputs developed using estimates or assumptions developed by the Company, which reflect those that a market participant would use.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.  For the three and six months ended December 31, 2022, management believed it necessary to record a reserve against the debt and equity instruments obtained in the sale of Infusionz of $8,500,000.

Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements as of and for the year ended June 30, 2022, and for the three and six months ended December 31, 2021 to conform to the presentation as of and for the three and six months ended December 31, 2022.

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

The Company agreed to purchase substantially all of the assets of the Seller as of August 1, 2021.  The transaction was valued at an estimated fair value of $3,556,589. The purchase price consisted of 100,000 shares of the Company’s common stock valued at $482,000, $4.82 per common share, the closing price on August 4, 2021 (close date of the transaction), a non-negotiable promissory note from the Company in favor of the Seller in the original principal amount of $500,000, a non-negotiable convertible promissory note from the Company in favor of the Seller in the original principal amount of $500,000, convertible at $5.00 per share for a total of 100,000 shares of the Company’s Common Stock and a cash payment of $2,000,000 which was paid on August 5, 2021. In addition, a $74,589 cash payment was made on October 29, 2021, for excess working capital acquired.

A finder’s fee of $103,740 was paid by the Company, $70,000 in cash and 7,000 shares of common stock, valued at $33,740, $4.82 per common share, the closing market price on August 4, 2021 (close date of the transaction). These fees were expensed during the three and six months ended December 31, 2021.

The assets and liabilities of VitaMedica are recorded at their respective fair values and the following table summarizes these values based on the balance sheet on August 1, 2021, the effective closing date.

Tangible Assets	$860,738
Intangible Assets	1,935,000
Goodwill	960,780
Liabilities Acquired	(199,929)
Total Purchase Price	$3,556,589

The Company’s condensed consolidated financial statements for the three and six months ended December 31, 2022 include the actual results for VitaMedica.  For the three and six months ended December 31, 2021, the Company’s condensed consolidated financial statements include the actual results of VitaMedica for the period August 1, 2021 to December 31, 2021.

The acquisition of VitaMedica provided the Company with entrance into the online seller’s market for supplements for surgery, recovery, skin, beauty, health and wellness and provided improved gross margins through synergies recognized with the consolidation of manufacturing and distribution operations. These are the factors of goodwill recognized in the acquisition.

Interactive Offers, LLC

Effective October 1, 2021, the Company entered into an equity interest purchase agreement (the “I/O Agreement”) with Gyprock Holdings LLC, a Delaware limited liability company, MFA Holdings Corp., a Florida corporation and Sherwood Ventures, LLC, a Texas limited liability company (each an “I/O Seller” and collectively the “I/O Sellers”). The I/O Sellers owned all the membership interests in Interactive Offers, LLC, a Delaware limited liability company (“Interactive”). The Company’s CEO and Chairman, Allan Marshall, was the controlling stockholder and the president of MFA Holdings Corp, which owned 20% of the outstanding membership interests in Interactive. Interactive provides programmatic advertising with its SaaS platform which allows for programmatic advertisement placement automatically on any partners’ sites from a simple dashboard.

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

The Company’s condensed consolidated financial statements for the three and six months ended December 31, 2022 include the actual results of Interactive.

The acquisition of Interactive provided the Company with a solid entry into the programmatic ad space and added a unique in-house advertising platform to leverage and scale its current and future brands. Access by sellers to Interactive’s ad platform provides further product sales growth and advertising efficiencies. These are the factors of goodwill recognized in the acquisition.

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

The Company’s condensed consolidated financial statements for the three and six months ended December 31, 2022, include the actual results of Cygnet.

The acquisition of Cygnet provided the Company with the opportunity to expand its operations as an Amazon and eCommerce seller. The resulting combination increased Cygnet’s product offerings through the Company’s distributors and partnerships as it continues to focus on over-the -counter supplements and beauty products. Cygnet will be the anchor company for Upexi’s Amazon strategy. These are the factors of goodwill recognized in the acquisition.

LuckyTail

The Company entered into an asset purchase agreement with GA Solutions, LLC to acquire substantially all assets of the business. The base consideration totals $3,000,000 plus the amount of working capital transferred to the Company. The consideration for the purchase consisted of $2,000,000, paid into escrow and released when certain assets were transferred to the Company, (ii) $500,000 payable on the latter of the release from escrow and 90 days post-closing, and (iii) $500,000 payable on the latter of the release from escrow and 180 days post-closing. In addition, the Company has agreed to purchase certain inventory from the Seller upon its valuation having been determined, at close the inventory and other current assets were estimated at $490,822. The asset purchase agreement also provides for a two-way post-closing adjustment based on a target adjusted revenue for the business acquired of $1,492,329 for the period of August 1, 2022 through December 31, 2022.

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

The Company’s condensed consolidated financial statements for the three and six months ended December 31, 2022, include the actual results of LuckyTail from August 13, 2022, through December 31, 2022.

The acquisition of LuckyTail provided the Company a foothold in the pet care industry and a strong presence on Amazon and its eCommerce store, offering nutritional and grooming products domestically and internationally. The acquisition provided both top line growth and improved EBITDA for the Company. These are the factors of goodwill recognized in the acquisition.

E-Core, Inc. and its subsidiaries

On October 31, 2022, Upexi, Inc. (the “Company”), and its wholly owned subsidiary Upexi Enterprises, LLC entered into a securities purchase agreement, effective October 21, 2022, to purchase 100% of E-Core Technology, Inc. (“E-Core”) d/b/a New England Technology, Inc., a Florida corporation (“New England Technology”), for $24,100,000, subject to adjustments. The consideration consisted of $3,100,000 in cash, 1,247,402 shares of the Company’s restricted common stock with a value equal to $6,000,000, two promissory notes in the original principal amount of $5,750,000 each, payable upon maturity and a convertible promissory note in the original principal amount of $3,500,000, convertible in full on the two-year anniversary of the issuance of the note at a conversion price of $4.81 per share. If the conversion right is not exercised, the principal balance will be paid in twelve monthly installments beginning on the two-year anniversary of the executed promissory note. The principal amount of the convertible promissory note is subject to a two-way adjustment based on the Company’s Adjusted EBITDA for the three-year period commencing on the closing date.

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

The assets and liabilities of E-Core are recorded at their preliminary respective fair values as of the closing date of the asset purchase agreement, and the following table summarizes these values based on the balance sheet on October 21, 2022, the effective closing date.

Tangible Assets	$15,540,288
Intangible Assets	7,250,000
Goodwill	8,988,076
Liabilities Acquired	(7,712,168)
Total Purchase Price	$24,066,196

The Company’s condensed consolidated financial statements for the three and six months ended December 31, 2022, include the actual results of E-Core from October 21, 2022, through December 31, 2022.

The acquisition of E-Core provided the Company with an entrance into the children’s toy sector as well as national retail distribution for owned and non-owned branded products. The acquisition expands the Company’s ability to leverage direct-to-consumer distribution and further develop the broad distribution capabilities of E-Core. These are the factors of goodwill recognized in the acquisition.

Revenue from acquisitions included in the financial statements.

Net revenue included in the six months ended:

	December 31,
	2022	2021
VitaMedica	$3,561,264	$2,406,266
Interactive	683,322	853,017
Cygnet	14,607,180	-
LuckyTail	2,219,234	-
E-core	13,647,412	-

	$34,718,412	$3,259,283

Net revenue included in the three months ended:

	December 31,
	2022	2021
VitaMedica	$1,943,955	$1,417,483
Interactive	345,110	-
Cygnet	7,359,661	-
LuckyTail	1,394,459	-
E-core	13,647,412	-

	$24,690,597	$1,417,483

Consolidated pro-forma unaudited financial statements.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company, VitaMedica, Interactive, Cygnet, LuckyTail and E-Core after giving effect to the Company’s acquisitions as if the acquisitions occurred on July 1, 2021.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on July 1, 2021, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three and six months ended December 31, 2022 and the three and six months ended December 31, 2021, as if the acquisitions occurred on July 1, 2021.  The results of operations for VitaMedica, Interactive and Cygnet are included in the three and six months ended December 31, 2022 and the results of operations for LuckyTail are included from August 13, 2022 to December 31, 2022.

Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of VitaMedica, Interactive, Cygnet, LuckyTail and E-Core by approximately $41,363, $50,329, $175,000, $54,000, and $145,833 per month, respectively.

Pro Forma, Unaudited			Proforma
Three months ended December 31, 2022	Grove, Inc.	E-Core	Adjustments	Proforma

Net sales	$27,086,672	$3,483,909	$	$30,570,581
Cost of sales	$16,773,493	$2,968,750	$	$19,742,243
Operating expenses	$12,451,600	$414,994	$97,222	$12,963,816
Net income (loss) from continuing operations	$2,877,005	$82,823	$(97,222)	$2,862,606
Basic income (loss) per common share	$0.16	$0.27	$	$0.16
Weighted average shares outstanding	17,540,427	311,851		17,852,278

Pro Forma, Unaudited
Six months ended December 31, 2022	Grove, Inc.	LuckyTail	E-Core	Adjustments	Proforma

Net sales	$38,643,683	$892,270	$12,905,836	$	$52,441,789
Cost of sales	$22,289,773	$137,088	$11,177,032	$	$33,603,893
Operating expenses	$21,466,482	$383,476	$1,050,602	$561,721	$23,462,281
Net income (loss) from continuing operations	$176,996	$371,706	$660,860	$(561,721)	$647,841
Basic income (loss) per common share	$0.01	$-	$-	$	$0.04
Weighted average shares outstanding	17,126,886	-	779,626		17,126,886

Pro Forma, Unaudited					Proforma
Three months ended December 31, 2021	Grove, Inc.	Cygnet	LuckyTail	E-core	Adjustments	Proforma

Net sales	$4,983,557	7,527,927	$936,289	$13,062,408	$	$18,045,965
Cost of sales	$711,246	6,372,432	$265,506	$11,637,510	$	$12,348,756
Operating expenses	$6,808,272	695,574	$475,502	$1,424,898	$1,124,499	$9,357,669
Net income (loss) from continuing operations	$(3,078,437)	382,657	$195,281	$(4,021)	$(1,124,499)	$(4,206,957)
Basic income (loss) per common share	$(0.32)	0.69	$-	$-	$	$(0.38)
Weighted average shares outstanding	9,755,663	555,489	-	1,247,402		11,003,065

Pro Forma, Unaudited							Proforma
Six months ended December 31, 2021	Grove, Inc.	VitaMedica	Interactive	Cygnet	LuckyTail	E-core	Adjustments	Proforma

Net sales	$8,853,667	$384,391	$1,329,522	$15,055,854	$1,927,313	$22,484,335	$	$50,035,082
Cost of sales	$1,982,975	$93,509	$-	$12,744,864	$562,355	$19,845,792	$	$35,229,495
Operating expenses	$10,285,779	$255,286	$1,816,464	$1,391,148	$971,139	$2,079,906	$2,441,348	$19,241,070
Net income (loss) from continuing operations	$(3,391,118)	$35,596	$(376,987)	$765,314	$393,818	$574,016	$(2,441,348)	$(4,440,709)
Basic income (loss) per common share	$(0.22)	$0.36	$(0.57)	$1.38	$-	$0.46	$	$(0.26)
Weighted average shares outstanding	15,452,453	100,000	666,667	555,489	-	1,247,402		17,255,344

VitaMedica amortization expense of $496,356 annually and $41,363 monthly is based on the purchase price allocation report.  For the six months ended December 31, 2021, the proforma adjustment included $41,363, one month of amortization expense.

Interactive amortization expense at $603,948 annually and $50,329 monthly is based on the purchase price allocation report.  For the six months ended December 31, 2021, the proforma adjustment included $150,987, three months of amortization expense.

The Company estimated the annual Cygnet amortization expense at $2,100,000 annually and $175,000 monthly, based on management’s preliminary allocation of the purchase price. For the three months ended December 31, 2021, the proforma adjustment included $525,000, three months of amortization expense.

The Company estimated the annual LuckyTail amortization expense at $648,000 annually and $54,000 monthly, based on management’s preliminary allocation of the purchase price. For the six months ended December 31, 2022, the proforma adjustment included $27,000 of amortization expense for half a month.  For the three months ended December 31, 2021, the proforma adjustment included $162,000 of amortization of three months and for the six months ended December 31, 2021, the proforma adjustment included $324,000, six months of amortization expense.

The Company estimated the annual E-Core amortization expense at $1,750,000 annually and $145,833 monthly, based on management’s preliminary allocation of the purchase price. For the six months ended December 31, 2022, the proforma adjustment included $437,499 of amortization expense of three months.  For the three months ended December 31, 2021, the proforma adjustment included $437,499 of amortization of three months and for the six months ended December 31, 2021, the proforma adjustment included $874,998 of amortization expense for six months.

Note 3. Inventory

Inventory consisted of the following:

	December 31, 2022	June 30, 2022
Raw materials	$-	$-
Finished goods	6,779,997	4,725,685
	$6,779,997	$4,725,685

The Company writes off the value of inventory deemed excessive or obsolete.

During the three and six months ended December 31, 2021, the Company wrote off inventory valued at $34,328 and $140,000, respectively.

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31, 2022	June 30, 2022
Furniture and fixtures	$170,661	$51,273
Computer equipment	130,507	103,615
Manufacturing equipment	3,136,286	1,002,796
Leasehold improvements	90,245	2,144,341
Building	4,876,133	4,656,435
Vehicles	261,362	253,229
Property and equipment, gross	8,665,194	8,211,689
Less accumulated depreciation	(1,433,790)	(867,906)
	$7,231,404	$7,343,783

Depreciation expense for the three months ended December 31, 2022, and 2021 was $242,551 and $159,073, respectively.

Depreciation expense for the six months ended December 31, 2022, and 2021 was $437,048 and $246,579, respectively.

Note 5. Intangible Assets

Intangible assets as of December 31, 2022:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships, amortized over four years	4 years	$10,396,000	$1,091,242	$9,304,758
Trade name, amortized over five years	5 years	2,219,000	278,349	1,940,651
Non-compete agreements	Term of agreement	275,000	225,500	49,500
Online sales channels	2 years	1,800,000	675,000	1,125,000
Vender relationships	5 years	6,000,000	900,000	5,100,000
Software	5 years	1,590,000	397,500	1,192,500
		$22,280,000	$3,567,591	$18,712,409

For the three months ended December 31, 2022 and 2021, the Company amortized approximately $962,077 and $417,549, respectively.

For the six months ended December 31, 2022 and 2021, the Company amortized approximately $1,842,973 and $667,932, respectively.

The following intangible assets were added during the six months ended December 31, 2022 from the acquisition of LuckyTail:

Customer relationships	$2,304,000
Trade name	360,000
Intangible Assets from Purchase	$2,664,000

E-Core:

Customer relationships	$6,000,000
Trade name	1,250,000
Intangible Assets from Purchase	$7,250,000

Intangible assets as of June 30, 2022:

	Cost	Accumulated Amortization	Net Book Value
Customer relationships, amortized over four years	$2,092,000	$689,293	$1,402,707
Trade name, amortized over five years	609,000	156,783	452,217
Non-compete agreements, amortized over the term of the agreement	275,000	115,042	159,958
Online sales channels, amortized over two years	1,800,000	225,000	1,575,000
Vender relationships, amortized over five years	6,000,000	300,000	5,700,000
Software, amortized over five years	1,590,000	238,500	1,351,500
	$12,366,000	$1,724,618	$10,641,382

The following intangible assets were added during the year ended June 30, 2022, from the acquisition of VitaMedica, Interactive and Cygnet.

Customer relationships	$2,092,000
Trade name	609,000
Non-compete agreements	275,000
Online sales channels	1,800,000
Vender relationships	6,000,000
Software	1,590,000
Intangible Assets from Purchase	$12,366,000

Future amortization of intangible assets at December 31, 2022 are as follows:

June 30, 2023	$2,762,694
June 30, 2024	5,410,338
June 30, 2025	5,387,879
June 30, 2026	3,823,146
June 30, 2027	1,194,352
Thereafter	134,000
$18,712,409

Note 6. Prepaid Expense and Other Current Assets

Prepaid and other receivables consist of the following:

	December 31, 2022	June 30, 2022
Insurance	$348,006	$32,045
Prepayment to vendors	821,690	175,378
Deposits on services	33,187	13,762
Prepaid monthly rent	73,266	6,900
Subscriptions and services being amortized over the service period	94,820	274,959
Receivables for transition services from sale of Infusionz and select manufacturing	449,484	-
Other deposits	84,269	337,149
Accrued interest receivable from Bloomios on note receivable	35,385	-
Other receivables	26,981	-

Total	$1,967,088	$840,193

Note 7. Operating Leases

The Company has operating leases for corporate offices, warehouses and office equipment that have remaining lease terms of 1 year to 5 years.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of December 31, 2022:

2023	$187,777
2024	147,623
2025	135,632
2026	113,633
2027	28,684
Total undiscounted future minimum lease payments	613,349
Less: Imputed interest	(50,020)
Present value of operating lease obligation	$563,329

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2022 are:

Weighted average remaining lease term	33 Months
Weighted average incremental borrowing rate	5.0%

For the three and six months ended December 31, 2022, the components of lease expense, included in general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022
Operating lease cost:
Operating lease cost	$93,377	$186,754
Amortization of ROU assets	83,644	166,321
Interest expense	9,735	20,435
Total lease cost	$186,756	$373,510

Note 8. Accrued Liabilities and Acquisition Payable

Accrued liabilities consist of the following:

	December 31, 2022	June 30, 2022
Accrued expenses for loyalty program	$8,618	$6,418
Accrued interest	209,698	147,887
Accrued vendor liabilities	438,291	29,960
Accrued expenses on credit cards	585,285	108,735
Accrued sales tax	35,056	108,425
Derivative liability	-	81,909
Accrued expenses from sale of manufacturing operations	1,786,655	-
Other accrued liabilities	834,715	471,993
	$3,898,318	$955,327

Acquisition Payable consist of the following:

	December 31, 2022	June 30, 2022
Payments related to the acquisition of E-core	$2,966,196	$-
Payments related to the acquisition of LuckyTail	1,012,327	-
	$3,978,523	$-

These payables are amounts estimated by management that are due to the sellers of and acquisition and include the original purchase price installment payments not represented with a debt, equity or other instrument, estimates of excess or deficiencies in working capital and estimates of future earnout payments.

Note 9. Convertible Promissory Notes and Notes Payable

Convertible promissory notes and notes payable outstanding as of December 31, 2022 are summarized below:

	Maturity Date	December 31, 2022
Convertible Notes, 36-month term notes, 0% cash interest, collateralized with all the assets of the Company	October 31, 2025	$3,500,000
Subordinated Promissory Notes, 24-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2024	5,750,000
Subordinated Promissory Notes, 12-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2023	5,750,000
Marshall Loan, 2-year term note, 8.5% cash interest, 3.5% PIK interest and subordinate to the Convertible Notes	June 28, 2024	1,394,234
Mortgage Loan, 10-year term note, 4.8% interest, collateralized by land and warehouse building	September 26, 2032	2,961,061
Capital lease, warehouse equipment under a five-year lease, interest rate of 5%	November 7, 2026	25,961
Cygnet Loan, 1-year term note, 6% interest and is convertible at $6.00 per share	April 15, 2023	1,050,000
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2031	4,045,405
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,211,174
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	850,000
Total notes payable		26,537,835
Less current portion of notes payable		2,117,683
Notes payable, net of current portion		$24,420,152

Future payments on notes payable are as follows:

For the year ended June 30:

2023	$2,117,683
2024	7,718,839
2025	9,197,443
2026	2,328,946
2027	1,069,333
Thereafter	4,211,357
$26,643,601

Convertible notes, original discount and related fees and costs	(105,766)
$26,537,835

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

In June 2022, the Company entered into a securities purchase agreement with two accredited investors pursuant to which the Company could receive up to $15,000,000 during the following twelve months of the agreement. The Company received $6,678,506 for Convertible Notes in the original principal amount of $7,500,000 (the “Convertible Notes”), representing the original purchase amount, less fees, costs and a $500,000 holdback by the investors. In addition to the Convertible Notes, the investors received Common Stock Purchase Warrants (the “Warrants”) to acquire an aggregate of 56,250 shares of common stock. The Warrants are exercisable for five years at an exercise price of $4.44 per share, provide for customary anti-dilution protection, and an investor put right to require the Company to redeem the Warrants for a total of $250,000.  There was a loss of $3,540 for the change in the derivative liability for the period ended December 31, 2022.  On October 31, 2022, the Company entered into a letter agreement with the accredited investors in which all amounts owed were paid in full and the related convertible notes and all security interests were cancelled. Additionally, the Company terminated the related Form S-3 registration statement.

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

On October 19, 2022, Upexi, Inc. (the “Company”) and its indirect wholly owned subsidiary, Upexi 17129 Florida, LLC entered into a loan agreement, promissory note and related agreements with Professional Bank, a Florida state-chartered bank, providing for a mortgage on the Company’s principal office in N. Clearwater, Florida. The Company received $3,000,000 in connection with the transaction. The principal is to be repaid to Professional Bank over a term of ten years. The proceeds of the loan were utilized by the Company to pay down its loan facility with Acorn Capital, LLC in the amount of $2,780,200.

On October 31, 2022, the Company and its wholly owned subsidiary, Upexi Enterprises, LLC entered into a securities purchase agreement with E-Core Technology, Inc. d/b/a New England Technology, Inc., a Florida corporation, and its three principals. The Company entered into a series of promissory notes with the principal parties: (a) promissory notes in the total original principal amount of $5,750,000 payable upon maturity with a term of 12 months at an interest rate of 4%, $600,000 of which shall be satisfied through the cancellation of an equal amount owed by one of the principals to the Company; (b) promissory notes in the total original principal amount of $5,750,000 payable upon maturity with a term of 24 months at an interest rate of 4%; and (c) promissory notes in the original principal amounts of $3,500,000 with a term of 36 months at an interest rate of 0.0%. The principals may convert the notes into shares of the Company’s restricted common stock at a conversion price equal to $4.81. If the principals do not exercise their conversion rights, the principal balance of the notes will be paid in 12 equal monthly payments commencing on the two year anniversary of the issuance of the notes, subject to adjustments based on the Company’s EBITDA over the term of the notes.

Note 10. Related Party Transactions

During the year ended June 30, 2022, the Company entered into a promissory note with a member of management.  The loan was for $1,500,000 and has a two-year term with interest rate of 8.5% per annum with an additional PIK of 3.5% per annum.

Note 11. Equity Transactions

Convertible Preferred Stock

The Company has 500,000 shares of Preferred Stock issued and outstanding to Allan Marshall, CEO. The preferred stock is convertible into the Company’s common stock at a ratio of 1.8 shares of preferred stock for a single share of the Company’s common stock at the holder’s option, has preferential liquidation rights and the preferred stock shall vote together with the common stock as a single class on all matters to which shareholders of the Company are entitled to vote at the rate of ten votes per share of preferred stock.

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

During the six months ended December 31, 2022, the Company issued 1,247,403 shares of common stock for the acquisition of E-Core Technologies Inc. a Florida corporation, valued at $6,000,000.

Note 12. Stock Based Compensation

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

The following table reflects the continuity of stock options for the six months ended December 31, 2022:

A summary of stock option activity is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2022	4,279,888	$3.05	7.42	$4,919,182
Canceled	(55,556)	1.53	-	-
Granted	873,000	4.78	10	-
Options outstanding at December 31, 2022	5,097,332	$3.36	6.62	$2,825,830
Options exercisable at December 31, 2022 (vested)	3,578,937	$2.85	6.96	2,723,849

Stock-based compensation expense attributable to stock options was $1,052,848 and $677,455 for the three months ended December 31, 2022, and 2021, respectively.  Stock-based compensation expense attributable to stock options was $1,980,174 and $1,270,553 for the six months ended December 31, 2022, and 2021, respectively.  As of December 31, 2022, there was $3,688,533 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately 1.75 years.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the six months ended December 31, 2022:

December 31, 2022
Dividend rate	-
Risk free interest rate	2.07- 4.06%
Expected term	5
Expected volatility	70-77%
Grant date stock price	$3.87 - $5.30

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated based upon historical trends in the Company’s stock prices.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the six months ended December 31, 2022, and 2021.

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s income tax expense was $755,253 and $47,052 for the three and six months ended December 31, 2022, respectively and $26,162 and $235,033 for the three and six months ended December 31, 2021, respectively.

The income tax expense for the three and six months ended December 31, 2022, was primarily attributable to federal and state income taxes and nondeductible expenses for an effective tax rate of approximately 29%. For the three and six months ended December 31, 2022, the difference between the U.S. statutory rate and the Company’s effective tax rate is due to the full valuation allowance on the Company’s deferred tax assets.

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

As of December 31, 2022, there was approximately $1,400,000 of losses available to reduce federal taxable income in future years and can be carried forward indefinitely.

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

Note 15.  Discontinued Operations – Sale of Infusionz to Bloomios

On October 28, 2022, the Company determined that the best course of action related to Infusionz, LLC and certain manufacturing business was to accept an offer to sell those operations.  The business will continue to operate during the transition period and management intends to continue to employ some of the workforce in the consolidation of other acquisition and the overall operations of the business.  The Company is reimbursed by Bloomios for purchases of raw materials and other expenses outlined in the agreement, which are offset against any customer invoices collected on behalf of Bloomios.

The Company received from Bloomios, Inc.(OTCQB:BLMS), the purchaser (i) $5,500,000 paid at closing; (ii) a convertible secured subordinated promissory note in the original principal amount of $5,000,000; (iii) 85,000 shares of Series D convertible preferred stock, with a total stated value of $8,500,000; (iv) a senior secured convertible debenture with a subscription amount of $4,500,000, after original issue discount of $779,117; and (v) a common stock purchase warrant to purchase up to 2,853,910 shares of Bloomios’s common stock.  The Company recorded the consideration received at the estimated value at the time of the transaction and as part of that estimate valued the additional warrants to purchase Bloomios shares of common stock at $0 and a valuation allowance of $8,500,000 was recorded a $8,5000.

The assets transferred were recorded at their respective book values, the accrued and incurred expenses estimated by management were recorded and the consideration received was recorded at managements estimated fair value based on the balance sheet on October 26, 2022, the effective closing date.

Tangible assets, inventory / working capital*	$(1,344,000)
Tangible assets, warehouse and manufacturing equipment, net of accumulated depreciation*	(679,327)
Goodwill	(2,413,814)
Intangible assets, net of accumulated amortization	(946,996)
Accrued and incurred expenses related to the transaction and additional working capital*	(2,051,500)
Consideration received, including cash, debt and equity, net	15,000,000
Total gain recognized	$7,564,363

*During the continuing transition period, all of the inventory or working capital has not been transferred to the buyer.

During the transition period there are certain expenses and purchases incurred that are to be netted against funds collected on behalf of the buyer.  On December 31, 2022, there was a receivable balance from the buyer of $449,484 net, and approximately $35,385 of accrued and unpaid interest.  These are recorded on the balance sheet as other receivables.  As of the date of this report, the Company continues to assist Bloomios under the transition agreement.

Investments - Bloomios:

Senior secured convertible debenture	$4,500,000
Series D convertible preferred stock	8,500,000
Convertible Secured Subordinate Promissory Note	5,000,000
Excess working capital	388,556
Senior secured convertible debenture - OID	192,690
Reserve on Investments - Bloomios	(8,500,000)
Total Investments - Bloomios	$10,081,246

Senior Secured convertible debenture:

The Company received a senior secured convertible debenture of $4,500,000, net of the original issue discount. The Debentures have a maturity date of October 26, 2024, an interest rate of 10% and are convertible into shares of Bloomios common stock.  The debenture contains customary representations, warranties and indemnification provisions. The Debentures are secured by a senior security interest in all assets of the Company and its subsidiaries.

In addition, the Company received a warrant to purchase shares of Bloomios common stock.  The Company did not place any value on this warrant.  Bloomios has agreed to use commercially reasonable efforts to complete a Qualified Offering within six months of October 26, 2022, to file a registration statement covering the resale of the warrant shares and the underlying shares convertible with the debenture.

Series D convertible preferred stock

85,000 shares of Series D preferred stock.  The preferred shares have a stated value per share of $100 and we are to receive dividends equal to 8.5% per year on a monthly basis, 30 days in arrears, for each month during which the Series D Preferred shares remain outstanding.  The preferred stock shall not receive the declared dividends until the senior secured debentures are all repaid in full for all investors, including the debentures held by the Company.

Convertible Secured Subordinate Promissory Note

The note has an interest rate of eight and one-half percent (8.5%) per annum and requires Bloomios to make a prepayment to the note in the amount equal to 40% of the net proceeds received by Bloomios in connection with any offering of securities conducted in connection with an up listing.  Interest is due on a monthly basis and the note is convertible, at the Company’s option, into shares of Bloomios common stock at a conversion price of $5.00 per share subject to adjustments.   The full principal and interest is due on or before October 26, 2024.

The note is secured by a subordinated security interest in all assets of Infusionz pursuant to a certain pledge and security agreement, dated as of October 26, 2022, which security interest shall rank junior to all liens and security interests granted by Bloomios to the senior secured convertible note, which the Company is a holder of a portion of this security.

Summary of discontinued operations:

	Three Months Ended December 31,
	2022	2021
Discontinued Operations
Revenue	$419,252	$9,565,802
Cost of sales	244,829	5,836,328
Sales, general and administrative expenses	397,942	751,028
Depreciation and amortization	69,388	158,255
Income (loss) from discontinued operations	(292,907)	2,280,190
Accounts receivable net of allowance for doubtful accounts	-	791,085
Fixed assets, net of accumulated depreciation	-	674,389
Total assets	-	8,108,542
Total liabilities	$-	$1,322,253

	Six Months Ended December 31,
	2022	2021
Discontinued Operations
Revenue	$3,042,878	$14,145,466
Cost of sales	1,803,643	7,524,668
Sales, general and administrative expenses	1,300,102	2,280,659
Depreciation and amortization	277,551	372,456
Income (loss) from discontinued operations	(338,418)	3,967,622
Accounts receivable net of allowance for doubtful accounts	-	791,085
Fixed assets, net of accumulated depreciation	-	674,389
Total assets	-	8,108,542
Total liabilities	$-	$1,322,253

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Upexi, Inc.

For the six months ended December 31, 2021 the condensed consolidated financial statements of Upexi, Inc. include the accounts of the Company and its wholly-owned subsidiaries; Trunano Labs, Inc., a Nevada corporation, Steam Distribution, LLC, a California limited liability company; One Hit Wonder, Inc., a California corporation; Havz, LLC, d/b/a Steam Wholesale, a California limited liability company, One Hit Wonder Holdings, LLC a California corporation; SWCH LLC, a Delaware limited liability company; Cresco Management LLC, a California limited liability company, and VitaMedica, Inc. a Nevada corporation as of August 1, 2021, and Interactive Offers, LLC a Delaware limited liability corporation as of October 1, 2021.

For the six months ended December 31, 2022, the condensed consolidated financial statements of Upexi, Inc. include all of the subsidiary accounts included in the condensed consolidated financial statements for the six months ended December 31, 2021 and include the subsidiaries in which the Company holds a controlling financial interest as of December 31, 2022, which includes Cygnet Online, LLC a Delaware limited liability corporation, as of April 1, 2022, Upexi Pet Products, LLC (“LuckyTail”), a Delaware limited liability corporation as of August 12, 2022 and E-Core Technology, Inc. (“E-Core”) as of October 21, 2022.

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

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended December 31, 2022, and 2021, which are included herein.

Three Months Ended December 31, 2022, Compared to Three Months Ended December 31, 2021

	December 31,
	2022	2021	Change
Revenue	$27,086,672	$4,983,557	$22,103,115
Cost of revenue	16,773,493	711,246	16,062,247
Sales and marketing expenses	3,707,925	1,735,194	1,972,731
Distribution costs	3,575,545	821,630	2,753,915
General and administrative expenses	2,910,655	3,003,919	(93,264)
Other operating expenses	2,257,475	1,247,529	1,009,946
Other expenses (income)	5,770,679	(48,541)	5,819,220
Net income (loss) attributable to Upexi, Inc.	$2,669,679	$(258,247)	$2,927,926

The three months ended December 31, 2022 include three acquisitions completed after December 31, 2021.  These acquisitions were Cygnet Online, LLC, our Amazon aggregation business, LuckyTail our initial brand in the pet industry with products and sales channels both domestic and international, and our most recent, E-Core our product distribution business, which also includes Tytan Tiles, a children’s toy brand.  These acquisitions, coupled with the elimination of the discontinued operations from the sale of Infusionz and certain manufacturing operations, has significantly reduced the value of a direct comparison of the prior year to the current operations.

Revenues increased by $22,103,115 or 444% to 27,086,672 compared with revenue of $4,983,557 in the same period last year. The revenue growth was primarily the result of the three acquisitions and was offset from the sale of Infusionz.  The quarter did not include a complete three months of operations of E-Core as the acquisition was effective October 21, 2022.  Management believes that there is significant opportunity in the next 12 months for organic growth within the newly acquired business and will focus the acquisition targets on businesses that will enhance our current products or allow the business to accelerate growth.

Cost of revenue increased by $16,062,247 or 2,258% to $16,773,493 compared with cost of revenue of $711,246 in the same period last year.  The cost of revenue growth was primarily related to the acquisition of four companies and offset with the sale of Infusionz.  Gross profit increased by over $6,000,000 compared to the prior year.  Management will seek to improve the gross profit and the overall gross margin in the next 12 months as we are able to leverage the significant increase in our purchasing requirements and continue to consolidate our operations.

Sales and marketing expenses increased by $1,972,731 or 103% compared with the same period last year.  The increase in sales and marketing expenses was primarily related to the acquisitions, however management also increased the sales and marketing budget for the quarter in our direct to consumer sales channels as the Company capitalize on an opportunity to take advantage of lower costs to estimated life time value of the customer, while other companies were taking a more defensive wait and see approach.  Management believes that this strategy will yield significant returns in the next 12 months.  We anticipate our advertising expenses will be reduced in the following quarters, which will increase our overall profitability.

Distribution costs increased $2,753,915 or 335% compared with the same period last year.  The increase in distribution costs was primarily related to the three acquisitions, offset by the sale of Infusionz and the classification of these expenses as part of discontinued operations.  In addition, there were slight increases in transportation costs and third-party provider rates, which are expected to be short term and management has a strategy that will start to decrease the overall percentage of distribution costs to sales.

General and administrative expenses decreased by $93,264 or 3% compared with the same period last year.   As the Company has changed with the acquisitions and the sale of Infusionz, management has managed the general and administrative costs and will continue to implement strategies to decrease the percentage of general and administrative costs when compared to total sales.

Other operating expenses increased by $1,009,946 or 81% compared with the same period last year.  These expenses are primarily non-cash and increase based on the intangible assets created with acquisitions and the continued amortization of stock compensation.

During the three months ended December 31, 2022, the Company had other income of $5,770,679 compared to an expense of $48,541 in the prior year.  The income was related to the gain recognized from the sale of Infusionz and select manufacturing business and offset with interest expenses incurred from the refinancing and early termination of debt obtained in June of 2022.

The Company had net income of $2,669,679 compared to a net loss of $258,247 in the prior year.  The increase in net income is primarily related to the above-mentioned changes.

Management believes that the operations during the three months ended December 31, 2022, are more indicative of the future, except with certain strategies, such as the increase in sales and marketing spend and the sale of Infusionz and certain manufacturing business.  We will continue to improve the gross profit, while reducing the general and administrative expenses as compared to the sales as the Company continues to focus on sales growth while continuing to improve net income through the consolidation of operations.

Six Months Ended December 31, 2022, Compared to Six Months Ended December 31, 2021

	December 31,
	2022	2021	Change
Revenue	$38,643,683	$8,853,667	$29,790,016
Cost of revenue	22,289,773	1,982,975	20,306,798
Sales and marketing expenses	5,733,385	2,735,258	2,998,127
Distribution costs	6,063,379	933,463	5,129,916
General and administrative expenses	5,409,524	4,586,351	823,173
Other operating expenses	4,260,194	2,030,707	2,229,487
Other expenses (income)	5,336,620	259,001	5,077,619
Net income attributable to Upexi, Inc.	$72,164	$576,544	$(504,380)

The six months ended December 31, 2022 include three acquisitions completes after December 31, 2021.  These acquisitions were Cygnet Online, LLC, our Amazon aggregation business, LuckyTail our initial brand in the pet industry with products and sales channels that sells both domestically and internationally and our most recent, E-Core, our product distribution business, which also includes Tytan Tiles, a children’s toy brand.  These acquisitions, coupled with the elimination of the discontinued operations from the sale of Infusionz and certain manufacturing operations, has significantly reduced the value of a direct comparison of the prior year to the current operations.

Revenues increased by $29,790,016 or 336% to 38,643,683 compared with revenue of $8,853,667 in the same period last year. The revenue growth was primarily the result of the three acquisitions and was offset from the sale of Infusionz.  The six months ended December 31, 2022 only included two and a half months of revenue from E-Core, as the acquisition was effective October 21, 2022 and did not include a complete six months of revenue from LuckyTail.  Management believes that there is significant opportunity in the next 12 months for organic growth within the newly acquired business and will focus the acquisition targets on businesses that will enhance our current products or allow the business to accelerate growth.

Cost of revenue increased by $20,306,798 or 1,024% to 22,289,773 compared with cost of revenue of $1,982,975 in the same period last year. The cost of revenue growth was primarily related to the acquisition of three companies and offset with the sale of Infusionz.  The gross profit increase increased by over $9,000,000 compared to the prior year.  Management will seek to improve the gross profit and the overall gross margin in the next 12 months as we are able to leverage the significant increase in our purchasing requirements and continue to consolidate our operations.

Sales and marketing expenses increased by $2,998,127 or 110% compared with the same period last year.  The increase in sales and marketing expenses was primarily related to the acquisitions, however management also increased the sales and marketing budget for our direct to consumer sales channels as the Company capitalize on an opportunity of lower costs to estimated life time value of the customer.  Management believes that this strategy will yield significant returns in the next 12 months.  We anticipate our advertising expenses will be reduced in the following quarters, which will increase our overall profitability.

Distribution costs increased $5,129,916 or 550% compared with the same period last year.  The increase in distribution costs was primarily related to the three acquisitions, offset by the sale of Infusionz and the classification of these expenses as part of discontinued operations.  Management will continue to look at efficiencies and opportunities to manage these costs and maintain these costs as a percentage of revenue.

General and administrative expenses increased by $823,173 or 18% compared with the same period last year.   The Company continued to have additional costs incurred in the first quarter related to the sale of Infusionz and the transition.  Management will continue to manage the general and administrative costs and implement strategies to decrease the percentage of general and administrative costs as compared to total sales.

Other operating expenses increased by $2,229,487 or 110% compared with the same period last year.  These expenses are primarily non-cash and increase based on the intangible assets created with acquisitions and the continued amortization of stock compensation.

During the six months ended December 31, 2022, the Company had other income of $5,336,620 compared to an income of $259,001 in the prior year.  The income was related to the gain recognized from the sale of Infusionz and select manufacturing business and the gain from extinguishment of the SBA PPP loan in the prior year.  In the current year, the income was offset with interest expenses incurred from the refinancing and early termination of debt obtained in June of 2022.

The Company had net income of $72,164 compared to $576,544 in the prior year.  The decrease in net income is primarily related to the above-mentioned changes.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2022	As of June 30, 2022
Current assets	$22,124,543	$20,764,601
Current liabilities	15,094,910	9,302,756
Working capital	$7,029,633	$11,461,845

Cash Flows

	Six Months Ended December 31,
	2022	2021
Cash flows provided by operating activities – continuing operations	$3,592,658	$1,216,187
Cash flows provided by (used in) investing activities – continuing operations	3,230,642	(8,211,212)
Cash flows used in financing activities – continuing operations	(9,464,945)	(117,037)

Cash flows used by operating activities – discontinued operations	-	(826,188)
Cash flows provided by (used by) investing activities – discontinued operations	-	-
Cash flows provided by (used by) financing activities – discontinued operations	-	-

Net decrease in cash during the period	$(2,641,645)	$(7,938,250)

On December 31, 2022, the Company had cash of $4,508,161, a decrease of $2,641,645 from June 30, 2022.

Net cash from operating activities benefited from non-cash expenses of $4,296,292, which were offset by the non-cash gains of $7,535,661, primarily consisting of the gain from the sale of Infusionz and select manufacturing business and the amortization of the original issue discount of the senior security debt.  Cash flow from operations increased significantly by the $6,043,078 decrease of inventory on December 31, 2022.

Net cash provided by investing activities for the six months ended December 31, 2022 was $3,230,642 and was primarily related to the $5,500,000 of proceeds from the sale of Infusionz and select manufacturing business.  This was offset by the $500,000 final payment to the sellers of VitaMedica and the $2,500,000 paid for the purchase of LuckyTail.  For the period ended December 31, 2021, the use of cash was for the VitaMedica acquisition, the Interactive Offers purchase and the acquisition of property and equipment.  The most significant purchase was the building located in Clearwater Florida for approximately $4,000,000.

Net cash used by financing activities for the six months ended December 31, 2022, was $9,464,945 compared to the use of $117,037 during the six months ended December 31, 2021.  The cash used by financing activities was the repayment of $7,201,079 to the line of credit, the repayment and termination of the senior convertible note and the installment payments of several other notes.  The Company obtained a note from a related party and a mortgage on the building purchased in the prior year.  The funds obtained were used for investing activities and the repayment of the senior convertible note.  Approximately $150,000 of cash used for the period ended December 31, 2021, was for the repayment of notes payable and was offset by obtaining financing of a vehicle.

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

On October 31, 2022, Upexi, Inc. (the “Company”), paid $4,275,071 in principal, $613,466 in accrued interest, $250,000 for settlement of a Put Option and $7,900 in miscellaneous fees for a total of $5,146,437 to the holders of the $15 million senior secured convertible notes entered into on June 28, 2022. The payment terminates the agreement with the noteholders. The Company also terminated the registration statement covering the senior secured notes payable.

We estimate that we will have sufficient working capital to fund our operations over the twelve months following the date of the issuance of these condensed consolidated financial statements and meet all our debt obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended December 31, 2022, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company has not filed the required amendment to form 8K filed with the Securities and Exchange Commission on November 3, 2022, with respect to the audit of the financial statements of a significant subsidiary acquired by the Company, but anticipates making the required filing prior to February 28, 2023.

Item 6. Exhibits

Exhibit Number	Description
3.1(a)	Amended and Restated Articles of Incorporation as filed as Exhibit 3.1 on form S-1 filed on 4/15/2021 is incorporated by reference
3.1(b)	Certificate of Amendment to Articles of Incorporation as filed as Exhibit 3.1 on form 8-K and filed on 8/17/2022 is incorporated by reference
3.2	Amended By-laws as filed as Exhibit 3.2 on Form S-1 filed on 4/15/2021 is incorporated by reference
10.1*	Securities Purchase Agreement with E-Core Technology, Inc. dated as of October 31, 2022.
10.2*	Membership Interest Purchase agreement with Bloomios, Inc. dated as of October 26, 2022
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14a and 15-d-14a of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14a and 15-d-14a of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

__________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPEXI, INC.

Dated: February 14, 2023	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: February 14, 2023	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

