Form 10-Q
period 2023-03-31
UPEXI, INC.
filed 2023-05-15
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

____________________________________________________________

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

As of May 12, 2023, the registrant had 18,094,748 shares of common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPEXI, INC.

Interim Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Month Periods Ended March 31, 2023 and 2022

UPEXI, INC.
CONDENSED CONSOLDIATED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
	2023	2022

ASSETS
Current assets
Cash	$1,181,042	$7,149,806
Accounts receivable	5,346,853	1,137,637
Inventory	10,140,644	4,725,685
Due from Bloomios	1,617,216	-
Deferred tax asset, current	-	462,070
Prepaid expenses and other receivables	1,809,730	840,193
Assets of discontinued operations, net	-	6,449,210
Total current assets	20,095,485	20,764,601

Property and equipment, net	7,618,148	7,343,783
Intangible assets, net	17,312,833	10,641,382
Goodwill	15,056,856	5,887,393
Deferred tax asset	2,979,918	2,002,759
Investments - Bloomios	9,955,450	-
Other assets	118,040	100,372
Right-of-use asset	678,145	926,570
Total other assets	53,719,390	26,902,259

Total assets	$73,814,875	$47,666,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,635,876	$2,018,541
Accrued compensation	889,634	531,259
Deferred revenue	48,162	105,848
Accrued liabilities	4,172,455	955,327
Acquisition payable	500,000	-
Current portion of notes payable	9,164,189	5,424,752
Current portion of operating lease payable	272,116	267,029
Total current liabilities	17,682,429	9,302,756

Operating lease payable, net of current portion	449,874	700,411
Notes payable, net of current portion	18,951,762	8,876,949
Total long-term liabilities	19,401,636	9,577,360

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,094,748 and 16,713,345 shares issued and outstanding, respectively	18,094	16,713
Additional paid in capital	44,858,392	34,985,597
Accumulated deficit	(7,842,606)	(6,270,886)
Total stockholders' equity attributable to Upexi, Inc.	37,034,380	28,731,924
Non-controlling interest in subsidiary	(303,570)	54,820
Total stockholders' equity	36,730,810	28,786,744

Total liabilities and stockholders' equity	$73,814,875	$47,666,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Revenue
Revenue	$24,219,445	$4,426,898	$62,863,128	$13,280,565

Cost of Revenue	14,614,754	1,098,137	36,904,527	3,081,112

Gross profit	9,604,691	3,328,761	25,958,601	10,199,453

Operating expenses
Sales and marketing	3,476,918	1,085,823	9,210,303	3,821,081
Distribution costs	2,578,180	605,368	8,641,559	1,538,830
General and administrative expenses	2,878,255	1,970,276	8,287,779	6,556,627
Share-based compensation	1,146,299	854,013	3,126,472	2,333,306
Amortization of acquired intangible assets	1,691,243	236,001	3,534,216	540,836
Depreciation	232,492	115,011	669,540	361,590
	12,003,387	4,866,492	33,469,869	15,152,270

Loss from operations	(2,398,696)	(1,537,731)	(7,511,268)	(4,952,817)

Other income (expense), net
Interest (expense) income, net	(154,999)	(19,705)	(2,380,972)	(61,699)
Change in derivative liability	-	-	(1,770)	-
Gain on sale of Infusionz and select assets	-	-	7,564,363	-
Gain (loss) on sale of property and equipment	-	5,500	-	5,500
Gain on SBA PPP loan extinguishment	-	-	-	300,995

Other income (expense), net	(154,999)	(14,205)	5,181,621	244,796

Net loss before income tax	(2,553,695)	(1,551,936)	(2,329,647)	(4,708,021)
Income tax benefit	496,880	1,351,686	449,828	1,116,653

Net loss from continuing operations	(2,056,815)	(200,250)	(1,879,819)	(3,591,368)

Loss (income) from discontinued operations	288,127	147,583	(50,291)	4,115,245

Net loss attributable to non-controlling interest	124,804	-	358,390	-

Net (loss) income attributable to Upexi, Inc.	$(1,643,884)	$(52,667)	$(1,571,720)	$523,877

Basic income (loss) per share:
Loss per share from continuing operations	$(0.11)	$(0.01)	$(0.11)	$(0.22)
Income (loss) per share from discontinued operations	$0.02	$0.01	$(0.00)	$0.26
Total (loss) income per share	$(0.11)	$(0.00)	$(0.11)	$0.03

Diluted (loss) income per share:
Loss per share from continuing operations	$(0.11)	$(0.01)	$(0.11)	$(0.20)
Income (loss) per share from discontinued operations	$0.02	$0.01	$(0.00)	$0.23
Total (loss) income per share	$(0.11)	$(0.00)	$(0.11)	$0.03

Basic weighted average shares outstanding	18,015,837	16,426,399	17,418,877	16,080,699
Fully diluted weighted average shares outstanding	18,015,837	17,821,810	17,418,877	17,586,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Non-controlling	Total Stockholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Interest	Equity

2022
Balance, June 30, 2021	500,000	$500	15,262,394	$15,262	$25,372,247	$(4,170,036)	$-	$21,217,973

Issuance of common stock for acquisition of Infusionz	-	-	306,945	307	1,764,569	-	-	1,764,876

Issuance of common stock for acquisition of VitaMedica	-	-	100,000	100	481,900	-	-	482,000

Issuance of common stock for acquisition costs	-	-	7,000	7	33,733	-	-	33,740

Stock based compensation	-	-	-	-	593,098	-	-	593,098

Issuance of common stock for services	-	-	35,000	35	174,965	-	-	175,000

Net income for the three months ended September 30, 2021	-	-	-	-	-	511,711	-	511,711

Balance, September 30, 2021	500,000	$500	15,711,339	$15,711	$28,420,512	$(3,658,325)	$-	$24,778,398

Stock based compensation	-	-	-	-	677,455	-	-	677,455

Issuance of common stock for acquisition of Interactive Offers	-	-	666,667	667	3,999,333	-	-	4,000,000

Net income for the three months ended December 31, 2021	-	-	-	-	-	64,833	-	64,833

Balance, December 31, 2021	500,000	$500	16,378,006	$16,378	$33,097,300	$(3,593,492)	$-	$29,520,686

Stock based compensation	-	-	-	-	670,098	-	-	670,098

Repurchase common stock	-	-	(467,765)	(468)	(1,975,420)	-	-	(1,975,888)

Issuance of common stock for exercise of options	-	-	36,582	36	(36)	-	-	-

Issuance of common stock for stock compensation	-	-	91,500	92	183,823	-	-	183,915

Issuance of common stock for stock compensation for building remodel	-	-	70,000	70	70,280	-	-	70,350

Net loss for the three months ended March 31, 2022	-	-	-	-	-	(52,667)	-	(52,667)

Balance, March 31, 2022	500,000	$500	16,108,323	$16,108	$32,046,045	$(3,646,159)	$-	$28,416,494

2023
Balance, June 30, 2022	500,000	$500	16,713,345	$16,713	$34,985,597	$(6,270,886)	$54,820	$28,786,744

Amortization of common stock issuance for services	-	-	-	-	70,350	-	-	70,350

Stock based compensation	-	-	-	-	927,326	-	-	927,326

Net loss for the three months ended September 30, 2022	-	-	-	-	-	(2,597,515)	(148,005)	(2,745,520)

Balance, September 30, 2022	500,000	$500	16,713,345	$16,713	$35,983,273	$(8,868,401)	$(93,185)	$27,038,900

Amortization of common stock issuance for services	-	-	-	-	70,350	-	-	70,350

Stock based compensation	-	-	-	-	1,052,847	-	-	1,052,847

Issuance of common stock for acquisition of E-Core	-	-	1,247,403	1,247	5,998,753	-	-	6,000,000

Net loss for the three months ended December 31, 2022	-	-	-	-	-	2,669,679	(85,581)	2,584,098

Balance, December 31, 2022	500,000	$500	17,960,748	$17,960	$43,105,223	$(6,198,722)	$(178,766)	$36,746,195

Stock based compensation	-	-	-	-	1,146,299	-	-	1,146,299

Issuance of common stock for interest on note payable	-	-	134,000	134	606,870			607,004

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(1,643,884)	(124,804)	(1,768,688)

Balance, March 31, 2023	500,000	$500	18,094,748	$18,094	$44,858,392	$(7,842,605)	$(303,570)	$36,730,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net (loss) income from operations	(1,571,720)	523,877

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,203,756	902,426
Gain on sale of Infusionz and select assets	(7,564,363)	-
Gain on sale of assets	-	(5,500)
Inventory write-offs	34,328	140,000
Bad debt expense	-	1,000
Accrued interest on note receivable from Bloomios	(141,635)	-
Amortization of senior security original issue discount	(455,450)	-
Uncollected transition fees from Bloomios	(428,500)	-
Non-controlling interest	(358,390)	-
Change in deferred tax asset	(515,089)	156,204
Shares issued for services	-	358,915
Shares issued for finder fee	1,770	33,740
Stock based compensation	3,126,472	1,940,651
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	2,490,729	21,735
Inventory	2,293,866	(604,325)
Prepaid expenses and other assets	(28,090)	533,103
Operating lease payable	2,975	(17,062)
Accounts payable and accrued liabilities	2,488,065	731,726
Deferred revenue	(57,686)	85,030
Net cash provided by operating activities - Continuing Operations	3,521,038	4,801,520
Net cash used in operating activities - Discontinued Operations	-	(2,634,975)
Net cash provided by operating activities	3,521,038	2,166,545

Cash flows from investing activities
Acquisition of Lucky Tail	(3,012,327)	-
Acquisition of VitaMedica, Inc., net of cash acquired	(500,000)	(2,574,589)
Acquisition of New England Technology, Inc.	(2,085,390)	-
Acquisition of Cygnet	(1,050,000)	-
Acquisition of Interative Offers, net of cash acquired	-	(1,854,193)
Proceeds from the sale of Infusionz and selected assets	4,273,427	6,000
Acquisition of property and equipment	(278,683)	(5,649,100)
Net cash used in investing activities - Continuing Operations	(2,652,973)	(10,071,882)
Net cash (used in) provided by investing activities - Discontinued Operations	-	-
Net cash used in investing activities	(2,652,973)	(10,071,882)

Cash flows from financing activities
Repayment of notes payable	(470,168)	(150,000)
Repayment of SBA note payable	(254,804)	-
Repayment of the senior convertible notes payable	(6,307,775)	-
Payment on line of credit, net	(6,826,338)	-
Proceeds on note payable on building	3,000,000	-
Stock repurchase program	-	(1,975,888)
Repayment on note payable on building	(97,744)	-
Proceeds from issuance of convertible debt	2,650,000	-
Proceeds on note payable, related party	1,470,000	-
Net cash used in financing activities - Continuing Operations	(6,836,829)	(2,125,888)
Net cash (used in) provided by financing activities - Discontinued Operations	-	-
Net cash used in financing activities	(6,836,829)	(2,125,888)

Net decrease in cash - Continuing Operations	(5,968,764)	(7,396,250)
Net decrease in cash - Discontinued Operations	-	(2,634,975)

Cash, beginning of period	7,149,806	14,534,211
Cash, end of period	$1,181,042	$4,502,986

Supplemental cash flow disclosures
Interest paid	$326,918	$-
Income tax paid	$-	$-
Non-cash financing activities
Issuance of common stock for acquisition of Infusionz	$-	$1,764,876
Issuance of common stock for acquisition of VitaMedica	$-	$482,000
Issuance of debt for acquisition of VitaMedica	$-	$1,000,000
Liabilities assumed from acquisition of LuckyTail	-	-
Issuance of common stock for acquisition of E-Core	$6,000,000	$-
Liabilities assumed from acquisition of E-Core	$(7,712,168)	$-
Non-cash consideration received from Bloomios for the sale of Infusionz	$18,000,000	$-
Operating assets designated as held for sale	$6,446,210	$6,786,289
Liabilities assumed from acquisition of VitaMedica	$-	$(309,574)
Issuance of stock for acquisition of Interactive	$-	$4,000,000
Liabilities assumed from acquisition of Interactive	$-	$(1,099,993)

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

Upexi operates from our corporate location in Clearwater, Florida where direct to consumer and Amazon sales are driven by on-site and remote teams for all brands. The location also supports all the other locations with accounting, corporate oversight, day-to-day finances and all business growth and management operating from this location.

VitaMedica operates mainly from our California location with product development, fulfillment, and day-to-day operations from that location, primarily focused on our health and beauty products.

Interactive Offers operates from its Florida office with day-to-day operations supported by various off site remote positions, with much of the development team operating out of Portugal.

Cygnet Online operates from our South Florida location with a full on-site GMP warehouse and distribution center, day-to-day operations of our Amazon liquidation business team from this location with support of remote team members.

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

HAVZ, LLC, d/b/a/ Steam Wholesale operates manufacturing and/or distribution centers in Henderson, Nevada supporting our health and wellness products, including those products manufactured with hemp ingredients and our overall distribution operations. We have continued to manage these operations with a corporate focus on larger opportunities that have warranted management focus and investments for the future.

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

On April 1, 2022, the Company completed a securities purchase agreement with a single investor to acquire 55% of the equity interest in Cygnet Online, LLC, a Delaware limited liability corporation. The agreement also enables the Company to purchase the remaining 45% over the following two years.  On April 12, 2023, the Company entered a deal to acquire the remaining 45% interest for structured cash payments equaling $1.95 million over the subsequent 12 months. The deal is expected to close the week of May 15, 2023.

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

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of March 31, 2023 and June 30, 2022.

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

The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.  For the three and nine months ended March 31, 2023, management believed it necessary to record a reserve against the debt and equity instruments obtained in the sale of Infusionz of $8,500,000.

Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements as of and for the year ended June 30, 2022, and for the three and nine months ended March 31, 2022 to conform to the presentation as of and for the three and nine months ended March 31, 2023.

Note 2. Acquisitions

VitaMedica Corporation

Effective August 1, 2021, the Company purchased VitaMedica through Grove Acquisition Subsidiary, Inc., a Nevada corporation and wholly owned subsidiary of the Company from VitaMedica Corporation, a California corporation, David Rahm and Yvette La-Garde. VitaMedica Corporation is a leading online seller of supplements for surgery, recovery, skin, beauty, health and wellness.

The following table summarizes the consideration transferred to acquire VitaMedica and the amount of identified assets acquired, and liabilities assumed at the acquisition date.

Fair value of consideration transferred:

Cash	$2,000,000
Cash, working capital adjustment	74,589
Common stock, 100,000 shares valued at $4.82 per common share, the closing price on August 4, 2021.	482,000
Note payable	500,000
$3,556,589

Recognized amounts of identifiable assets acquired and liabilities assumed:

Accounts receivable	$107,446
Inventory	619,837
Prepaid expenses	117,268
Property and equipment	13,220
Trade name	463,000
Customer list	1,329,000
Non-compete	143,000
Right of use asset	112,612
Accounts payable	(140,068)
Operating lease	(56,894)
Operating lease	(112,612)
Total identifiable net assets	$2,595,809
Goodwill	$960,780

No contingent consideration was recorded with this acquisition.

The goodwill is deductible for tax purposes and attributable to the Company’s added ability to enter the online seller’s market for surgery supplements, recovery, skin, beauty, health and wellness and provided improved gross margins through synergies recognized with the consolidation of manufacturing and distribution operations.

The Company’s condensed consolidated financial statements for the three and nine months ended March 31, 2023 include the actual results for VitaMedica.  For the three and nine months ended March 31, 2022, the Company’s condensed consolidated financial statements include the actual results of VitaMedica for the period August 1, 2021 to March 31, 2022.

A finder’s fee of $103,740 was paid by the Company, $70,000 in cash and 7,000 shares of common stock, valued at $33,740, $4.82 per common share, the closing market price on August 4, 2021 (close date of the transaction). These fees were expensed during the three and nine months ended March 31, 2022.

Interactive Offers, LLC

Effective October 1, 2021, the Company acquired Interactive Offers, LLC, a Delaware limited liability company (“Interactive”) from Gyprock Holdings LLC, a Delaware limited liability company, MFA Holdings Corp., a Florida corporation and Sherwood Ventures, LLC, a Texas limited liability company (each an “I/O Seller” and collectively the “I/O Sellers”). The I/O Sellers owned all the membership interests in Interactive. The Company’s CEO and Chairman, Allan Marshall, was the controlling stockholder and the president of MFA Holdings Corp, which owned 20% of the outstanding membership interests in Interactive. Interactive provides programmatic advertising with its SaaS platform which allows for programmatic advertisement placement automatically on any partners’ sites from a simple dashboard.

The following table summarizes the consideration transferred to acquire Interactive and the amount of identified assets acquired, and liabilities assumed at the acquisition date.

Fair value of consideration transferred:

Cash	$2,100,000
Common stock, 100,000 shares valued at $4.88 per common share, the closing price on October 1, 2021.	2,733,630
$4,833,630

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$245,247
Accounts receivable	23,791
Prepaid expenses	32,543
Property and equipment	3,212
Trade name	146,000
Customer list	763,000
Software	1,590,000
Non-compete	132,000
Accounts payable	(174,943)
Accrued liabilities	(313,800)
Accrued compensation	(24,193)
Deferred revenue	(478,385)
Total identifiable net assets	$1,944,472
Goodwill	$2,889,158

No contingent consideration was recorded with this acquisition.

The goodwill is deductible for tax purposes and attributable to the Company having a solid entry into the programmatic ad space and added a unique in-house advertising platform to leverage and scale its current and future brands. Access by sellers to Interactive’s ad platform provides further product sales growth and advertising efficiencies. These are the factors of goodwill recognized in the acquisition.

The Company’s condensed consolidated financial statements for the three and nine months ended March 31, 2023, include the actual results of Interactive.

Cygnet Online, LLC

Effective April 1, 2022, the Company acquired 55% of Cygnet Online, LLC, a Delaware limited liability company (“Cygnet”). The Company purchased 55% of the equity in the business with a purchase price of $5,515,756, as amended.

The following table summarizes the consideration transferred to acquire Interactive and the amount of identified assets acquired, and liabilities assumed at the acquisition date.

Fair value of consideration transferred:

Cash	$1,500,000
Convertible note payable, convertible at $6.00 per common share	1,050,000
Earnout payment	-
Common stock, 555,489 shares valued at $5.34 per common share, the closing price on April 1, 2022.	2,965,756
$5,515,756

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$471,237
Accounts receivable	860,882
Inventory	2,337,208
Prepaid expenses	6,900
Property and equipment	7,602
Right to use asset	410,365
Other asset	6,545
Online sales channels	1,800,000
Vendor relationships	6,000,000
Accrued liabilities	(701,606)
Notes payable	(7,298,353)
Operating lease	(422,479)
Total identifiable net assets	$3,478,301
Goodwill	$2,037,455

The Company’s condensed consolidated financial statements for the three and nine months ended March 31, 2022, include the actual results of Cygnet.

Commencing on October 10, 2022, and continuing for 180 days thereafter, the Company has the right, but not the obligation, to cause the Seller to sell 15% of the membership interests in Cygnet for $1,650,000 in immediately available funds. The Company did not exercise its right to purchase Seller’s remaining membership interests in Cygnet.

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

On April 12, 2023, the Company entered into an agreement to acquire the remaining 45% interest for structured cash payments equaling $1.95 million over the subsequent 12 months. The deal is expected to close the week of May 15, 2023.  If the deal does not close, the Seller’s right to cause the Company to purchase all of the Seller’s remaining membership interest would still be available to the Seller.

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

LuckyTail

Effective August 13, 2023, the Company acquired the business of LuckyTail from GA Solutions, LLC.

The following table summarizes the consideration transferred to acquire LuckyTail and the amount of identified assets acquired, and liabilities assumed at the acquisition date.

Fair value of consideration transferred:

Cash	$2,000,000
Cash payment, 90 days after close	500,000
Cash payment, 180 days after close	500,000
Contingent consideration	130,620
Cash payment, working capital adjustment	490,822
$3,621,442

Recognized amounts of identifiable assets acquired and liabilities assumed:

Inventory	$490,822
Trade name	360,000
Customer list	2,304,000
Total identifiable net assets	$3,154,822
Goodwill	$466,620

The Company’s condensed consolidated financial statements for the three and nine months ended March 31, 2023, include the actual results of LuckyTail from August 13, 2022, through March 31, 2023.

The Company agreed to purchase certain inventory from the Seller upon its valuation having been determined, at close the inventory and other current assets were agreed to be $490,822, consisting of inventory and prepaid inventory. The asset purchase agreement also provides for a two-way post-closing adjustment based on a target adjusted revenue for the business acquired of $1,492,329 for the period of August 1, 2022 through March 31, 2023. The Company adjusted its estimate of $150,000 for this contingent consideration to $130,320 with the offset to goodwill.

The acquisition of LuckyTail provided the Company with a foothold in the pet care industry and a strong presence on Amazon and its eCommerce store, offering nutritional and grooming products domestically and internationally. The acquisition provided both top line growth and improved EBITDA for the Company. These are the factors of goodwill recognized in the acquisition.

E-Core, Inc. and its subsidiaries

Effective October 21, 2022, the Company acquired E-Core Technology, Inc. (“E-Core”) d/b/a New England Technology, Inc., a Florida corporation (“New England Technology”).

The following table summarizes the consideration transferred to acquire E-core and the amount of identified assets acquired, and liabilities assumed at the acquisition date.

Fair value of consideration transferred:

Cash	$100,000
Cash payment, 120 days	3,000,000
Note payable	5,750,000
Note payable 2	5,750,000
Convertible note payable, convertible at $4.81 per common share	3,500,000
Common stock, 1,247,402 shares valued at $4.81 per common share, the calculated closing price on October 21, 2023.	6,000,000
$24,100,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$1,014,610
Accounts receivable	6,699,945
Inventory	7,750,011
Prepaid expenses	75,721
Trade name	1,250,000
Customer relationships	6,000,000
Accrued liabilities	(192,051)
Line of credit	(7,201,079)
Total identifiable net assets	$15,397,157
Goodwill	$8,702,843

In addition, on October 31, 2022, the Company issued options to purchase up to 360,000 shares of the Company’s common stock at an exercise price of $5.30 per share.

The Company’s condensed consolidated financial statements for the three and nine months ended March 31, 2023, include the actual results of E-Core from October 21, 2022 through March 31, 2023.

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

Revenue from acquisitions included in the financial statements.

Net revenue included in the nine months ended:

	March 31,
	2023	2022
VitaMedica	$5,525,651	$3,571,237
Interactive	1,054,935	1,543,651
Cygnet	20,806,317
LuckyTail	3,579,727	-
E-Core	25,822,931	-

	$56,789,561	$5,114,888

Net revenue included in the three months ended:

	March 31,
	2023	2022
VitaMedica	$1,943,955	$1,164,971
Interactive	345,110	690,634
Cygnet	7,359,661	-
LuckyTail	1,394,459	-
E-Core	13,647,412	-

	$24,690,597	$1,855,605

Consolidated pro-forma unaudited financial statements.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company, VitaMedica, Interactive, Cygnet, LuckyTail and E-Core after giving effect to the Company’s acquisitions as if the acquisitions occurred on July 1, 2021.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on July 1, 2021, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three and nine months ended March 31, 2023 and the three and nine months ended March 31, 2022, as if the acquisitions occurred on July 1, 2021.  The results of operations for VitaMedica, Interactive and Cygnet are included in the three and nine months ended March 31, 2023 and the results of operations for LuckyTail are included from August 13, 2022 to March 31, 2023.

Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of VitaMedica, Interactive, Cygnet, LuckyTail and E-Core by approximately $41,363, $50,329, $175,000, $54,000, and $,145,833 per month, respectively.

Pro Forma, Unaudited				Proforma
Nine months ended March 31, 2023	Upexi, Inc.	LuckyTail	E-Core	Adjustments	Proforma

Net sales	$62,863,128	$892,270	$12,905,836	$	$76,661,234
Cost of sales	$36,904,527	$137,088	$11,177,032	$	$48,218,647
Operating expenses	$33,469,868	$383,476	$1,050,602	$561,721	$35,465,667
Net income (loss) from continuing operations	$(1,879,818)	$371,706	$660,860	$(561,721)	$(1,408,973)
Basic income (loss) per common share	$(0.11)	$-	$0.53	$	$(0.08)
Weighted average shares outstanding	17,418,877	-	1,247,402	(693,001)	17,973,278

Pro Forma, Unaudited					Proforma
Three months ended March 31, 2022	Upexi, Inc.	Cygnet	LuckyTail	E-Core	Adjustments	Proforma

Net sales	$4,426,898	7,527,927	$1,389,012	$11,191,296	$	$24,535,133
Cost of sales	$1,098,137	6,372,432	$274,175	$9,947,860	$	$17,692,604
Operating expenses	$4,866,492	695,574	$766,952	$638,501	$1,124,499	$8,092,018
Net income (loss) from continuing operations	$(200,250)	382,657	$347,885	$604,475	$(1,124,499)	$10,268
Basic income (loss) per common share	$(0.01)	0.69	$-	$-	$	$0.00
Weighted average shares outstanding	16,426,399	555,489	-	1,247,402		18,229,290

Pro Forma, Unaudited							Proforma
Nine months ended March 31, 2022	Upexi, Inc.	VitaMedica	Interactive	Cygnet	LuckyTail	E-core	Adjustments	Proforma

Net sales	$13,280,565	$384,391	$1,329,522	$22,583,781	$3,316,325	$33,675,631	$	$74,570,215
Cost of sales	$3,081,112	$93,509	$-	$19,117,296	$836,530	$29,793,652	$	$52,922,099
Operating expenses	$15,152,270	$255,286	$1,816,464	$2,086,722	$1,738,091	$2,718,407	$3,128,348	$26,895,588
Net income (loss) from continuing operations	$(3,591,368)	$35,596	$(376,987)	$1,147,971	$741,703	$1,178,491	$(3,128,348)	$(3,992,942)
Basic income (loss) per common share	$(0.22)	$0.36	$(0.67)	$2.07	$-	$0.94	$	$(0.22)
Weighted average shares outstanding	16,080,699	100,000	560,170	555,489	-	1,247,402	(462,336)	18,081,424

VitaMedica amortization expense of $496,356 annually and $41,363 monthly is based on the purchase price allocation report.  For the nine months ended March 31, 2022, the proforma adjustment included $41,363, one month of amortization expense.

Interactive amortization expense at $603,948 annually and $50,329 monthly is based on the purchase price allocation report.  For the nine months ended March 31, 2022, the proforma adjustment included $150,987, three months of amortization expense.

The Company estimated the annual Cygnet amortization expense at $2,100,000 annually and $175,000 monthly, based on management’s preliminary allocation of the purchase price. For the nine months ended March 31, 2022, the proforma adjustment included $1,575,000, nine months of amortization expense and $525,000, three months of amortization expense for the three months ended March 31, 2022.

The Company estimated the annual LuckyTail amortization expense at $648,000 annually and $54,000 monthly, based on management’s preliminary allocation of the purchase price. For the nine months ended March 31, 2023, the proforma adjustment included $27,000 of amortization expense for half a month.  For the three months ended March 31, 2022, the proforma adjustment included $162,000 of amortization and for the nine months ended March 31, 2022, the proforma adjustment included $486,000 of amortization expense.

The Company estimated the annual E-Core amortization expense at $1,750,000 annually and $145,833 monthly, based on management’s preliminary allocation of the purchase price. For the nine months ended March 31, 2023, the proforma adjustment included $534,721 of amortization expense for the six months, three and two third a month.  For the three months ended March 31, 2022, the proforma adjustment included $437,499 of amortization and for the nine months ended March 31, 2022, the proforma adjustment included $1,312,497 of amortization expense.

For the three and nine months ended March 31, 2023, the Company incurred acquisition related expenses of $15,517 and $358,300 respectively.  For the three and nine months ended March 31, 2022, the Company incurred acquisition related expenses of $22,507 and $240,234 respectively.

These costs are primarily external legal, accounting and consulting services directly related to completed acquisitions, due diligence, and review of possible target acquisitions.  These acquisition-related costs are included in the general and administrative expenses on the Company’s condensed consolidated statements of operations.

Note 3. Inventory

Inventory consisted of the following:

	March 31, 2023	June 30, 2022

Finished goods	$10,140,644	$4,725,685

The Company periodically reviews its inventory and makes adjustments to net realizable value, as appropriate. .

During the three and nine months ended March 31, 2023, the Company wrote off inventory valued at $0 and $34,328, respectively.  During the three and nine months ended March 31, 2022, the Company wrote off inventory valued at $0 and $140,000, respectively.

Note 4. Property and Equipment

Property and equipment consist of the following:

	March 31, 2023	June 30, 2022
Furniture and fixtures	$172,662	$51,273
Computer equipment	156,875	103,615
Internal use software	521,093	-
Manufacturing equipment	3,206,060	1,002,796
Leasehold improvements	90,245	2,144,341
Building	4,876,133	4,656,435
Vehicles	261,362	253,229
Property and equipment, gross	9,284,430	8,211,689
Less accumulated depreciation	(1,666,282)	(867,906)
	$7,618,148	$7,343,783

Depreciation expense for the three months ended March 31, 2023 and 2022 was $232,492 and $143,537, respectively.

Depreciation expense for the nine months ended March 31, 2023 and 2022 was $669,540 and $390,116, respectively.

During the three and nine months ended March 31, 2022, the Company sold vehicles with a carrying value of $500 for cash proceeds of $6,000, which resulted in a gain on the disposal of $5,500.

Note 5. Intangible Assets

Intangible assets as of March 31, 2023:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$10,396,000	$1,797,188	$8,598,812
Trade name	5 years	2,219,000	339,584	1,879,416
Non-compete agreements	Term of agreement	275,000	253,395	21,605
Online sales channels	2 years	1,800,000	900,000	900,000
Vender relationships	5 years	6,000,000	1,200,000	4,800,000
Software	5 years	1,590,000	477,000	1,113,000
		$22,280,000	$4,967,167	$17,312,833

For the three months ended March 31, 2023 and 2022, the Company amortized approximately $1,691,243 and $417,549, respectively.

For the nine months ended March 31, 2023 and 2022, the Company amortized approximately $3,534,216 and $1,085,481, respectively.

The following intangible assets were added during the nine months ended March 31, 2023 from the acquisition of LuckyTail:

Customer relationships	$2,304,000
Trade name	360,000
Intangible Assets from Purchase	$2,664,000

E-Core:

Customer relationships	$6,000,000
Trade name	1,250,000
Intangible Assets from Purchase	$7,250,000

Intangible assets as of June 30, 2022:

	Cost	Accumulated Amortization	Net Book Value
Customer relationships, amortized over four years	$2,092,000	$689,292	$1,402,708
Trade name, amortized over five years	609,000	156,783	452,217
Non-compete agreements, amortized over the term of the agreement	275,000	115,042	159,958
Online sales channels, amortized over two years	1,800,000	225,000	1,575,000
Vender relationships, amortized over five years	6,000,000	300,000	5,700,000
Software, amortized over five years	1,590,000	238,500	1,351,500
	$12,366,000	$1,724,617	$10,641,383

The following intangible assets were added during the year ended June 30, 2022, from the acquisition of VitaMedica, Interactive and Cygnet.

Customer relationships	$2,092,000
Trade name	609,000
Non-compete agreements	275,000
Online sales channels	1,800,000
Vender relationships	6,000,000
Software	1,590,000
Intangible Assets from Purchase	$12,366,000

Future amortization of intangible assets at March 31, 2023 are as follows:

June 30, 2023	$1,381,700
June 30, 2024	5,240,905
June 30, 2025	4,560,800
June 30, 2026	4,560,800
June 30, 2027	1,568,628
Thereafter	-
$17,312,833

Note 6. Prepaid Expense and Other Current Assets

Prepaid and other receivables consist of the following:

	March 31, 2023	June 30, 2022
Insurance	$218,046	$32,045
Prepayment to vendors	399,627	175,378
Deposits on services	82,024	13,762
Prepaid monthly rent	6,900	6,900
Subscriptions and services being amortized over the service period	-	274,959
Prepaid sales tax	75,721	-
Other deposits	-	337,149
Stock issued for prepaid interest on convertible note payable	569,427	-
Other prepaid expenses	86,623	-
Cygnet acquisition pre-payment	150,000
Amazon undeposited funds	221,362	-
Total	$1,809,730	$840,193

Note 7. Operating Leases

The Company has operating leases for corporate offices, warehouses and office equipment that have remaining lease terms of 1 year to 5 years.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2023:

2023	$94,255
2024	366,370
2025	153,458
2026	120,512
2027	28,684
Total undiscounted future minimum lease payments	763,279
Less: Imputed interest	(41,289)
Present value of operating lease obligation	$721,990

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2023 are:

Weighted average remaining lease term	29 Months
Weighted average incremental borrowing rate	5.0%

For the three and nine months ended March 31, 2023, the components of lease expense, included in general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
Operating lease cost:
Operating lease cost	$99,101	$285,855
Amortization of ROU assets	67,088	233,409
Interest expense	4,595	25,030
Total lease cost	$170,784	$544,294

Note 8. Accrued Liabilities and Acquisition Payable

Accrued liabilities consist of the following:

	March 31, 2023	June 30, 2022
Accrued expenses for loyalty program	$-	$6,418
Accrued interest	504,892	147,887
Accrued vendor liabilities	153,468	29,960
Accrued expenses on credit cards	476,802	108,735
Accrued sales tax	155,990	108,425
Derivative liability	-	81,909
Accrued expenses from sale of manufacturing operations	1,724,110	-
Other accrued liabilities	1,157,193	471,993
	$4,172,455	$955,327

Acquisition Payable consist of the following:

	March 31, 2023	June 30, 2022
Payments related to the acquisition of LuckyTail	$500,000	$-
	$500,000	$-

The payable is estimated by management and due to the sellers of the acquisition and include the original purchase price installment payments not represented with a debt, equity or other instrument, estimates of excess or deficiencies in working capital and estimates of future earnout payments. This acquisition payment has been made as of May 15, 2023.

Note 9. Convertible Promissory Notes and Notes Payable

Convertible promissory notes and notes payable outstanding as of March 31, 2023 are summarized below:

	Maturity Date	March 31, 2023
Convertible Notes, 36-month term notes, 0% cash interest, collateralized with all the assets of the Company	October 31, 2025	$3,500,000
Subordinated Promissory Notes, 24-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2024	5,750,000
Subordinated Promissory Notes, 12-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2023	5,750,000

Marshall Loan, 2-year term note, 8.5% cash interest, 3.5% PIK interest and subordinate to the Convertible Notes	June 28, 2024	1,401,734
Mortgage Loan, 10-year term note, 4.8% interest, collateralized by land and warehouse building	September 26, 2032	2,902,256
Promissory Note, 21- month term note, 18.11% interest payable with common stock and subordinate to the Convertible Notes	November 22, 2024	2,150,000
Promissory Note, 21-month term note, 10% cash interest and subordinate to the Convertible Notes	November 22, 2024	503,714
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2031	3,961,444
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,138,094
Line of Credit, $10,000,000 inventory and accounts receivable line of credit, interest rate of prime minus ½% payable monthly, $4,935,545 available at March 31, 2023		374,741
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	683,968
Total notes payable		28,115,951
Less current portion of notes payable		9,164,189
Notes payable, net of current portion		$18,951,762

Future payments on notes payable are as follows:

For the year ended June 30:

2023	$1,383,520
2024	9,056,433
2025	10,537,645
2026	2,326,625
2027	994,333
Thereafter	3,971,947
$28,270,503

Convertible notes, original discount and related fees and costs	(154,552)
$28,115,951

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

In June 2022, the Company entered into a securities purchase agreement with two accredited investors pursuant to which the Company could receive up to $15,000,000 during the following twelve months of the agreement. The Company received $6,678,506 for Convertible Notes in the original principal amount of $7,500,000 (the “Convertible Notes”), representing the original purchase amount, less fees, costs and a $500,000 holdback by the investors. In addition to the Convertible Notes, the investors received Common Stock Purchase Warrants (the “Warrants”) to acquire an aggregate of 56,250 shares of common stock. The Warrants are exercisable for five years at an exercise price of $4.44 per share, provide for customary anti-dilution protection, and an investor put right to require the Company to redeem the Warrants for a total of $250,000.  There was a loss of $1,770 for the change in the derivative liability for the period ended March 31, 2023.  On October 31, 2022, the Company entered into a letter agreement with the accredited investors in which all amounts owed were paid in full and the related convertible notes and all security interests were cancelled. Additionally, the Company terminated the related Form S-3 registration statement.

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

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $2,150,000 together with the issuance of 134,000 restricted shares (“the PIK shares”) of the Company’s common stock at a price of $4.53 per share. The promissory note has a 21-month term and bears interest at 18.11% payable with the PIK shares. The promissory note provides for 12 monthly payments of principal beginning on December 22, 2023, and PIK interest of restricted shares on the Effective Date of the promissory note. The Company shall have the right at any time to convert all or any part of the outstanding and unpaid principal into fully paid and non-assessable shares of common stock, or any shares of capital stock or other securities, together with the PIK shares at a price per conversion share equal to $5.00.

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $560,000. The promissory note has a 21-month term and bears cash interest at the rate of 10% per annum. The promissory note provides for monthly payments of interest beginning on March 22, 2023 and 12 monthly payments of principal beginning on December 22, 2023.

Note 10. Related Party Transactions

During the year ended June 30, 2022, the Company entered into a promissory note with a member of management.  The loan was for $1,500,000 and has a two-year term with an interest rate of 8.5% per annum with an additional PIK of 3.5% per annum.

On February 22, 2023, the Company entered into a promissory note with a relative of Allan Marshall, CEO and Director of the Company. The loan was for $2,150,000 and has a 21-month term with an interest rate of 18.11% per annum payable with PIK shares of restricted common stock.

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

During the nine months ended March 31, 2023, the Company issued 1,247,403 shares of common stock for the acquisition of E-Core Technologies Inc. a Florida corporation, valued at $6,000,000.

During the nine months ended March 31, 2023, the Company issued 134,000 shares of common stock for prepayment of interest on a note payable.

Note 12. Stock Based Compensation

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

The following table reflects the continuity of stock options for the nine months ended March 31, 2023:

A summary of stock option activity is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2022	4,279,888	$3.05	7.42	$4,919,182
Canceled	(143,613)	1.21	-	-
Granted	897,000	2.52	10	-
Options outstanding at March 31, 2023	5,033,275	$3.38	6.42	$4,724,980
Options exercisable at March 31, 2023 (vested)	3,894,776	$3.04	6.72	$4,550,343

Stock-based compensation expense attributable to stock options was $1,019,883 and $670,098 for the three months ended March 31, 2023 and 2022, respectively.  Stock-based compensation expense attributable to stock options was $3,000,057 and $1,940,651 for the nine months ended March 31, 2023 and 2022, respectively.  As of March 31, 2023 there was $3,154,841 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately 1.75 years.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the nine months ended March 31, 2023:

March 31, 2023
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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the nine months ended March 31, 2023 and 2022.

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s income tax benefit was $496,880 and $449,828 for the three and nine months ended March 31, 2023, respectively.  The Company’s income tax benefit was $1,351,686 and $1,116,653 for the three and nine months ended March 31, 2022, respectively.

The income tax benefit for the three and nine months ended March 31, 2023, was primarily attributable to federal and state income taxes and nondeductible expenses for an effective tax rate of approximately 20.67%. For the three and nine months ended March 31, 2023, the difference between the U.S. statutory rate and the Company’s effective tax rate are the book to tax differences and the net operating loss allocation at the state income tax level.

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

As of March 31, 2023, there was approximately $3,600,000 of losses available to reduce federal taxable income in future years and can be carried forward indefinitely.

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

Note 15.  Discontinued Operations – Sale of Infusionz to Bloomios

On October 28, 2022, the Company determined that the best course of action related to Infusionz, LLC and certain manufacturing business was to accept an offer to sell those operations.  The business will continue to operate during the transition period and management intends to continue to employ some of the workforce in the consolidation of other acquisitions and the overall operations of the business.  The Company is reimbursed by Bloomios for purchases of raw materials and other expenses outlined in the agreement, which are offset against any customer invoices collected on behalf of Bloomios.

The Company received from Bloomios, Inc.(OTCQB:BLMS), the purchaser (i) $5,500,000 paid at closing; (ii) a convertible secured subordinated promissory note in the original principal amount of $5,000,000; (iii) 85,000 shares of Series D convertible preferred stock, with a total stated value of $8,500,000; (iv) a senior secured convertible debenture with a subscription amount of $4,500,000, after original issue discount of $779,117; and (v) a common stock purchase warrant to purchase up to 2,853,910 shares of Bloomios’s common stock.  The Company recorded the consideration received at the estimated value at the time of the transaction and as part of that estimate valued the additional warrants to purchase Bloomios shares of common stock at $8,500,000 and a valuation allowance of $8,500,000.

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

During the transition period there are certain expenses and purchases incurred that are to be netted against funds collected on behalf of the buyer. On March 31, 2023, there was a receivable balance from the buyer of $1,617,217, net.

Advance for payroll	$50,000
Operating expense	608,517
Management fees	428,500
Excess working capital	388,565
Accrued interest	141,635
Total amounts due from Bloomios	$1,617,217

These are recorded on the balance sheet as due from Bloomios. As of the date of this report, the Company continues to assist Bloomios under the transition agreement.

Investments - Bloomios:

Senior secured convertible debenture, net of unamortized original issue discount	$4,955,450
Series D convertible preferred stock	8,500,000
Convertible Secured Subordinate Promissory Note	5,000,000
Reserve on Investments - Bloomios	(8,500,000)
Total Investments - Bloomios	$9,955,450

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

Summary of discontinued operations:

	Three Months Ended March 31,
	2023	2022
Discontinued Operations
Revenue	$-	$5,844,690
Cost of sales	-	3,086,645
Sales, general and administrative expenses	-	1,764,754
Depreciation and amortization	(288,127)	200,353
Income (loss) from discontinued operations	288,127	792,918
Accounts receivable net of allowance for doubtful accounts	-	941,465
Fixed assets, net of accumulated depreciation	-	670,528
Total assets	-	8,330,573
Total liabilities	$-	$167,008

	Nine Months Ended March 31,
	2023	2022
Discontinued Operations
Revenue	$3,042,878	$16,107,558
Cost of sales	$1,803,643	$8,127,404
Sales, general and administrative expenses	$1,300,102	$2,946,810
Depreciation and amortization	$10,576	$573,171
Income (loss) from discontinued operations, net of tax	$(50,291)	$4,115,245
Accounts receivable net of allowance for doubtful accounts	-	$941,465
Fixed assets, net of accumulated depreciation	-	$670,528
Total assets	-	$8,330,573
Total liabilities	$-	$167,008

Note 16. Subsequent Events

 On May 12, 2023, the Company agreed to sell 2,121,213 shares of common stock for a purchase price of approximately $7,000,000. After deducting the underwriter’s commissions, discounts, and offering expenses payable by the company, the Company expects to receive net proceeds of approximately $6,060,000.  In addition, the Company issued warrants to purchase approximately 169,000 shares of the Company’s common stock at a purchase price of $4.774 per common share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

As used in this current report and unless otherwise indicated, the terms “the Company”, “we”, “us” and “our” mean Upexi, Inc.

For the nine months ended March 31, 2022 the condensed consolidated financial statements of Upexi, Inc. include the accounts of the Company and its wholly-owned subsidiaries; Trunano Labs, Inc., a Nevada corporation, Steam Distribution, LLC, a California limited liability company; One Hit Wonder, Inc., a California corporation; Havz, LLC, d/b/a Steam Wholesale, a California limited liability company, One Hit Wonder Holdings, LLC a California corporation; SWCH LLC, a Delaware limited liability company; Cresco Management LLC, a California limited liability company, and VitaMedica, Inc. a Nevada corporation as of August 1, 2021, and Interactive Offers, LLC a Delaware limited liability corporation as of October 1, 2021.

For the nine months ended March 31, 2023, the condensed consolidated financial statements of Upexi, Inc. include all of the subsidiary accounts included in the condensed consolidated financial statements for the nine months ended March 31, 2022 and include the subsidiaries in which the Company holds a controlling financial interest as of March 31, 2023, which includes Cygnet Online, LLC a Delaware limited liability corporation, as of April 1, 2022, Upexi Pet Products, LLC (“LuckyTail”), a Delaware limited liability corporation as of August 12, 2022 and E-Core Technology, Inc. (“E-Core”) as of October 21, 2022.

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

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, which are included herein.

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

	March 31,
	2023	2022	Change
Revenue	$24,219,445	$4,426,898	$19,792,547
Cost of revenue	$14,614,754	$1,098,137	$13,516,617
Sales and marketing expenses	$3,476,918	$1,085,823	$2,391,095
Distribution costs	$2,578,180	$605,368	$1,972,812
General and administrative expenses	$2,878,255	$1,970,276	$907,979
Other operating expenses	$3,070,034	$1,205,025	$1,865,009
Other (income)	$(154,999)	$(14,205)	$(140,794)
Net loss attributable to Upexi, Inc.	$(1,643,884)	$(52,667)	$(1,591,217)

The three months ended March 31, 2023 include three acquisitions completed after March 31, 2022.  These acquisitions were Cygnet Online, LLC, our Amazon aggregation business, LuckyTail our initial brand in the pet industry with products and sales channels both domestic and international, and our most recent, E-Core our product distribution business, which also includes Tytan Tiles, a children’s toy brand.  These acquisitions, coupled with the elimination of the discontinued operations from the sale of Infusionz and certain manufacturing operations, has significantly reduced the value of a direct comparison of the prior year to the current operations.

Revenues increased by $19,792,547 or 447% to $24,219,445 compared with revenue of $4,426,898 in the same period last year. The revenue growth was primarily the result of the three acquisitions and was offset from the sale of Infusionz.  Management believes that there is significant opportunity in the next 12 months for organic growth within the newly acquired business and will focus the acquisition targets on businesses that will enhance our current products or allow the business to accelerate growth.

Cost of revenue increased by $13,516,617 or 1,230% to $14,614,754 compared with cost of revenue of $1,098,137 in the same period last year.  The cost of revenue growth was primarily related to the acquisition of three companies and offset with the sale of Infusionz.  Gross profit increased by over $6,275,000 compared to the prior year.  Management will seek to improve the gross profit and the overall gross margin in the next 12 months as we are able to leverage the significant increase in our purchasing requirements and continue to consolidate our operations.

Sales and marketing expenses increased by $2,391,095 or 220% compared with the same period last year.  The increase in sales and marketing expenses was primarily related to the acquisitions, however management has aligned the marketing expenditures with the expected quarter over quarter growth strategy to decrease the overall percentage of sales and marketing costs to sales.  We anticipate our advertising expenses will continue to fluctuate in the following quarters as we fully implement our overall brand marketing strategy.

Distribution costs increased $1,972,812 or 326% compared with the same period last year.  The increase in distribution costs was primarily related to the three acquisitions, offset by the sale of Infusionz and the classification of these expenses as part of discontinued operations.  In addition, there continue to be increases in transportation costs and third-party provider rates, which management has implemented a strategy to change promotions, increase prices and adjust packaging to decrease the overall percentage of distribution costs to sales.

General and administrative expenses decreased by $907,979 or 46% compared with the same period last year.   As the Company has changed with the acquisitions and the sale of Infusionz, management has managed the general and administrative costs and will continue to implement strategies to decrease the percentage of general and administrative costs when compared to total sales.

Other operating expenses increased by $1,865,009 or 155% compared with the same period last year.  These expenses are primarily non-cash and increase based on the intangible assets created with acquisitions and the continued amortization of stock compensation.

During the three months ended March 31, 2023, the Company had other expense of $154,999 compared to $14,205 in the prior year.  The increase in other expense is related to the increase in interest expenses incurred from acquisition debt and some additional short-term debt obtained in fiscal year 2023.

The Company had a net loss of $1,643,884 compared to a net loss of $52,667 in the prior year.  The increase in net loss is primarily related to the above-mentioned changes.

Management believes that the operations during the three months ended March 31, 2023, are more indicative of the future, except with certain strategies, such as the increase in sales and marketing spend and the sale of Infusionz and certain manufacturing business.  We will continue to improve the gross profit, while reducing the general and administrative expenses as compared to the sales as the Company continues to focus on sales growth while continuing to improve net income through the consolidation of operations.

Nine Months Ended March 31, 2023, Compared to Nine Months Ended March 31, 2022

	March 31,
	2023	2022	Change
Revenue	$62,863,128	$13,280,565	$49,582,563
Cost of revenue	$36,904,527	$3,081,112	$33,823,415
Sales and marketing expenses	$9,210,303	$3,821,081	$5,389,222
Distribution costs	$8,641,559	$1,538,830	$7,102,729
General and administrative expenses	$8,287,779	$6,556,627	$1,731,152
Other operating expenses	$7,330,228	$3,235,732	$4,094,496
Other income	$5,181,621	$244,796	$4,936,825
Net (loss) income attributable to Upexi, Inc.	$(1,571,720)	$523,877	$(2,095,597)

The nine months ended March 31, 2023 include three acquisitions completed after March 31, 2022.  These acquisitions were Cygnet Online, LLC, our Amazon aggregation business, LuckyTail our initial brand in the pet industry with products and sales channels that sells both domestically and internationally and our most recent, E-Core, our product distribution business, which also includes Tytan Tiles, a children’s toy brand.  These acquisitions, coupled with the elimination of the discontinued operations from the sale of Infusionz and certain manufacturing operations, has significantly reduced the value of a direct comparison of the prior year to the current operations.

Revenues increased by $49,582,563 or 373% to $62,863,128 compared with revenue of $13,280,565 in the same period last year. The revenue growth was primarily the result of the three acquisitions and was offset from the sale of Infusionz.  The nine months ended March 31, 2023 only included five and a half months of revenue from E-Core, as the acquisition was effective October 21, 2022 and did not include a complete nine months of revenue from LuckyTail.  Management believes that there is significant opportunity in the next 12 months for organic growth within the newly acquired business and will focus the acquisition targets on businesses that will enhance our current products or allow the business to accelerate growth.

Cost of revenue increased by $33,823,415 or 1,098% to $36,904,527 compared with cost of revenue of $3,081,112 in the same period last year.  The cost of revenue growth was primarily related to the acquisition of three companies and offset with the sale of Infusionz.  The gross profit increase increased by over $15,750,000 compared to the prior period.  Management will seek to improve the gross profit and the overall gross margin in the next 12 months as we are able to leverage the significant increase in our purchasing requirements and continue to consolidate our operations.

Sales and marketing expenses increased by $5,389,222 or 141% compared with the same period last year.  The increase in sales and marketing expenses was primarily related to the acquisitions and an increased marketing spend in the quarter ended December 31, 2022.  We anticipate our advertising expenses will continue to fluctuate in the following quarters as we fully implement our overall brand marketing strategy.

Distribution costs increased $7,102,729 or 462% compared with the same period last year.  The increase in distribution costs was primarily related to the three acquisitions, offset by the sale of Infusionz and the classification of these expenses as part of discontinued operations.  Management will continue to look at efficiencies and opportunities to manage these costs and maintain these costs as a percentage of revenue.

General and administrative expenses increased by $1,731,152 or 26% compared with the same period last year.   The Company continued to have additional costs incurred in the nine months ended March 31, 2023 related to the sale of Infusionz and the transition.  Management will continue to manage the general and administrative costs and implement strategies to decrease the percentage of general and administrative costs as compared to total sales.

Other operating expenses increased by $4,094,496 or 127% compared with the same period last year.  These expenses are primarily non-cash and increase based on the intangible assets created with acquisitions and the continued amortization of stock compensation.

During the nine months ended March 31, 2023, the Company had other income of $5,181,621 compared to other income of $244,796 in the prior year.  The income was related to the gain recognized from the sale of Infusionz and select manufacturing business and the gain from extinguishment of the SBA PPP loan in the prior year.  In the current year, the income was offset with interest expenses incurred from the refinancing and early termination of debt obtained in June of 2022.

The Company had a net loss of $1,571,720 compared to net income of $523,877 in the prior year.  The decrease in net income is primarily related to the above-mentioned changes.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2023	As of June 30, 2022
Current assets	$20,095,485	$20,764,601
Current liabilities	17,682,429	9,302,756
Working capital	$2,413,056	$11,461,845

Cash Flows

	Nine Months Ended March 31,
	2023	2022
Cash flows provided by operating activities – continuing operations	$3,521,038	$4,801,520
Cash flows used in investing activities – continuing operations	(2,652,973)	(10,071,882)
Cash flows used in financing activities – continuing operations	(6,836,829)	(2,125,888)

Cash flows used by operating activities – discontinued operations	-	(2,634,975)
Cash flows provided by (used by) investing activities – discontinued operations	-	-
Cash flows provided by (used by) financing activities – discontinued operations	-	-

Net decrease in cash during the period	$(5,968,764)	$(10,031,225)

On March 31, 2023, the Company had cash of $1,181,042, a decrease of $5,968,764 from June 30, 2022.

Net cash from operating activities benefited from non-cash expenses of $7,366,326, which were offset by the non-cash gains of $8,589,948, primarily consisting of the gain from the sale of Infusionz and select manufacturing business and the amortization of the original issue discount of the senior security debt.  Cash flow from operations decreased from the $2,293,866 increase of inventory and the $2,490,729 increase in accounts receivable.

Net cash used in investing activities for the nine months ended March 31, 2023 was $2,652,973 and was primarily related to the $4,273,427, net proceeds from the sale of Infusionz and select manufacturing business.  This was offset by the $500,000 final payment to the sellers of VitaMedica, the $3,012,327 paid for the purchase of LuckyTail, the $2,085,390 payment for the acquisition of New England Technology, net of acquired cash and the $1,050,000 payment for the acquisition of Cygnet.  For the period ended March 31, 2022, the use of cash was for the VitaMedica acquisition, the Interactive Offers purchase and the acquisition of property and equipment.  The most significant purchase was the building located in Clearwater, Florida for approximately $4,000,000.

Net cash used by financing activities for the nine months ended March 31, 2023, was $6,836,829 compared to the use of $2,125,888 during the nine months ended March 31, 2022.  The cash used by financing activities was the repayment of $6,826,338 to the line of credit, the repayment and termination of the senior convertible note and the installment payments of several other notes.  The Company obtained a note from a related party and a mortgage on the building purchased in the prior year and received proceeds from the issuance of convertible debt.  The funds obtained were used for investing activities and the repayment of the senior convertible note.  $1,975,888 of cash used for the period ended March 31, 2022, was for the stock repurchase program.

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

On October 31, 2022, Upexi, Inc. (the “Company”), paid $4,275,071 in principle, $613,466 in accrued interest, $250,000 for settlement of a Put Option and $7,900 in miscellaneous fees for a total of $5,146,437 to the holders of the $15 million senior secured convertible notes entered into on June 28, 2022. The payment terminates the agreement with the noteholders. The Company also terminated the registration statement covering the senior secured notes payable.

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

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $2,150,000 together with the issuance of 134,000 restricted shares (“the PIK shares”) of the Company’s common stock at a price of $4.53 per share. The promissory note has a 21-month term and bears interest at 18.11% payable with the PIK shares. The promissory note provides for 12 monthly payments of principal beginning on December 22, 2023, and PIK interest of restricted shares on the Effective Date of the promissory note. The Company shall have the right at any time to convert all or any part of the outstanding and unpaid principal into fully paid and non-assessable shares of common stock, or any shares of capital stock or other securities, together with the PIK shares at a price per conversion share equal to $5.00.

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $560,000. The promissory note has a 21-month term and bears cash interest at the rate of 10% per annum. The promissory note provides for monthly payments of interest beginning on March 22, 2023 and 12 monthly payments of principal beginning on December 22, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended March 31, 2023, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All of the securities issued by the Company were issued pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws. For more information regarding the foregoing transaction, see Note 16 to our Unaudited Condensed Consolidated Financial Statements included herein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1(a)	Amended and Restated Articles of Incorporation as filed as Exhibit 3.1 on form S-1 filed on 4/15/2021 is incorporated by reference
3.1(b)	Certificate of Amendment to Articles of Incorporation as filed as Exhibit 3.1 on form 8-K and filed on 8/17/2022 is incorporated by reference
3.2	Amended By-laws as filed as Exhibit 3.2 on Form S-1 filed on 4/15/2021 is incorporated by reference
10.1	Securities Purchase Agreement with E-Core Technology, Inc. dated as of October 31, 2022 as filed on form 10-Q and filed on 2/15/2023 is incorporate by reference.
10.2	Membership Interest Purchase agreement with Bloomios, Inc. dated as of October 26, 2022 as filed on form 10-Q and filed on 2/15/2023 is incorporate by reference.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14a and 15-d-14a of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14a and 15-d-14a of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

__________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPEXI, INC.

Dated: May 15, 2023	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: May 15, 2023	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

