Form 10-Q/A
period 2023-03-31
UPEXI, INC.
filed 2023-05-19
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Upexi, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “Commission”) on May 15, 2023 (the “Original Filing Date”). This Amendment is being filed solely to update the revenue from acquisitions included in the financial statements and the net revenue included in the three months ended within disclosure Note 2. Acquisitions, which was inadvertently reported as the same revenue as included in the three months ended December 31, 2022, in the Original Filing.

In addition, in connection with the filing of this Amendment, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is not including new certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code because no financial statements are being filed with this Amendment.

This Amendment does not modify or update in any way the disclosures contained in, or exhibits filed or furnished with the Original Filing other than as set forth above. The Amendment does not modify or update in any way the total revenue, net income, assets, liabilities, equity or cash flows reported for the three and nine months ended March 31, 2023.

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

Revenue from acquisitions included in the financial statements.

Net revenue included in the nine months ended:

	March 31,
	2023	2022
VitaMedica	$5,525,651	$3,571,237
Interactive	1,054,935	1,543,651
Cygnet	20,806,317
LuckyTail	3,579,727	-
E-Core	25,822,931	-

	$56,789,561	$5,114,888

Net revenue included in the three months ended:

	March 31,
	2023	2022
VitaMedica	$1,964,387	$1,164,971
Interactive	371,613	690,634
Cygnet	6,199,137	-
LuckyTail	1,360,493	-
E-Core	12,175,519	-

	$22,017,149	$1,855,605

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

UPEXI, INC.

Dated: May 19, 2023	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: May 19, 2023	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

