Form 10-K
period 2023-06-30
UPEXI, INC.
filed 2023-10-03
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 333-255266

UPEXI, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-3378978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3030 North Rocky Point Drive Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (701) 353-5425

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	UPXI	The NASDAQ Stock Market LLC

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $38,240,085, based upon the closing sale price of such stock on the Nasdaq Capital Market. The registrant has no non-voting common equity.

As of October 2, 2023, the registrant had 20,397,779 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 Upexi, Inc.

Form 10-K

For the Fiscal Year Ended June 30, 2023

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

Upexi, Inc. (the “Company”) is a Nevada corporation with fifteen active subsidiaries.  The Company’s fifteen active subsidiaries are as follows:

☐	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
	o	SWCH, LLC, a Delaware limited liability company
	o	Cresco Management, LLC, a California limited liability company
☐	Trunano Labs, Inc., a Nevada corporation
☐	MW Products, Inc., a Nevada corporation
☐	Upexi Holding, LLC, a Delaware limited liability company
	o	Upexi Pet Products, LLC, a Delaware limited liability company
☐	VitaMedica, Inc, a Nevada corporation
☐	Upexi Enterprise, LLC, a Delaware limited liability company
	o	Upexi Property & Assets, LLC, a Delaware limited liability company
■ Upexi 17129 Florida, LLC, a Delaware limited liability company
	o	E-Core Technology, Inc. a Florida corporation
	o	Upexi Distribution Management LLC, a Delaware limited liability company
☐	Interactive Offers, LLC (“Interactive”), a Delaware limited liability company
☐	Cygnet Online, LLC (“Cygnet”), a Delaware limited liability company, 55% owned (100% owned as of September 1, 2023)

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

On September 1, 2023, the Company purchased the remaining 45% of Cygnet Online, LLC for $500,000 cash, 90,909 shares of the Company’s common stock and a $300,000 cash payment due on September 1, 2024.

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

The Company has transferred Infusionz LLC corporate ownership and the information necessary to operate the business.  On June 30, 2023, operations were still not transitioned, and the Buyer still had not cured the defaults dating back to December of 2022.   The Company has notified the Buyer of the defaults and has notified the Buyer that all obligations and undertakings to the Buyer are terminated.

On August 31, 2023, Upexi, Inc. (the “Company”) entered into an Equity Interest Purchase Agreement (“EIPA”) pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity (the “Interests”) of its wholly owned subsidiary Interactive Offers, LLC (“Interactive”) to Amplifyir Inc. (the “Buyer”).  The purchase price for the Interests was One Million Two Hundred Fifty Thousand Dollars ($1,250,000), subject to certain customary post-closing adjustments.  In addition, the Buyer is obligated to pay the Company two-and one-half percent (2.5%) of certain advertising revenues of Interactive for a two-year period post-closing.  Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded from both continuing operations and segment results for all periods presented.

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

DESCRIPTION OF BUSINESS

Our Company

Upexi is a multi-faceted brand owner with established brands in the health, wellness, pet, beauty and other growing markets. We operate in emerging industries with high growth trends and look to drive organic growth of our current brands. We focus on direct to consumer and Amazon brands that are scalable and have anticipated, high industry growth trends. Our goal is to continue to accumulate consumer data and build out a significant customer database across all industries we sell into. The growth of our current customer database has been key to the year-over-year gains in sales and cash flow. To drive additional growth, we have and will continue to acquire profitable Amazon and eCommerce businesses that can scale quickly and reduce costs through corporate synergies. We utilize our in-house SaaS programmatic ad technology to help achieve a lower cost per acquisition and accumulate consumer data for increased cross-selling between our growing portfolio of brands.

Upexi, Inc. (the “Company”) is a Nevada corporation and operates through fifteen active subsidiaries in the digital first brand business, Amazon and wholesale distribution, and customer insights businesses.

Upexi specializes in acquiring, building, and growing digital first, omnichannel brands in high growth, high margin sectors such as health, wellness, pet, and beauty. Leveraging our in-house expertise and technology, we scale our brands with a consumer centric approach, tapping into our in-house core capabilities and market insights across our portfolio to foster innovation and accessibility. Our growing consumer database has been key to the year-over-year gains in sales and profits. Further bolstering growth, we have and will continue to acquire profitable Amazon and eCommerce businesses that can be scaled quickly and profitably while reducing costs through corporate synergies.

Upexi’s Enterprise LLC operates two wholly subsidiaries; Cygnet and E-Core.  Cygnet primarily sells products through Amazon with a focus on the wellness industry, while E-Core has historically focused on product liquidation of consumer electronics and luxury goods.

Our Brands

Tytan Tiles is a growing brand in the children’s STEM toy category. The Brand is available in Walmart’s 3,900 stores, Sam’s Club, BJ’s, Target, and other select box retail locations. The brand also holds a Disney License for new children sets being sold into Amazon and DTC year end 2023.

VitaMedica’s mission is to empower wellness journeys through science-based holistic natural health solutions. Through The Science of Natural Health® we believe in a world where everyone can take ownership of their health, happiness, and vitality.

For over 25 years, VitaMedica clinician-originated nutraceuticals and cosmeceuticals have been recommended by thousands of doctors to serve millions of patients.

VitaMedica’s sales model includes wholesale distribution through surgeons and med spas and direct to consumers through eCommerce and marketplaces.

LuckyTail, where at-home care meets innovation. We connect pet owners with the products they need to simplify and improve at-home wellness and grooming care for their beloved pets, empowering pet parents to provide their cherished furry companions with the pampering they deserve in the comfort of their own space.

Lucky tails products consist of its flagship nail grinder and healthy all-natural pet supplements.

At Cure Mushrooms, we have harnessed the extraordinary benefits of nature’s most powerful superfood: functional mushrooms. Our suite of premium mushroom extracts are meticulously crafted to elevate overall well-being, offering a wide spectrum of health benefits and a holistic approach to everyday wellness. From fortifying your immune system, to sharpening cognition, to combating the rigors of daily stress, our products are designed to deliver full-body wellness and convenience with every serving.

Moonwlkr Health is on a mission to elevate wellness through flavorful innovation. We are committed to providing innovative and nutritious gummy supplements that effortlessly integrate into your daily routine. Our formulations boast quality ingredients you can trust, paired with flavors that delight and inspire. With Moonwlkr Health, nourishing your body has never been so simple, delicious, and enjoyable. Join us in embracing a lifestyle of vitality, where wellness meets indulgence.

The Company’s fifteen active subsidiaries are as follows:

☐	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
	o	SWCH, LLC, a Delaware limited liability company
	o	Cresco Management, LLC, a California limited liability company
☐	Trunano Labs, Inc., a Nevada corporation
☐	MW Products, Inc., a Nevada corporation
☐	Upexi Holding, LLC, a Delaware limited liability company
	o	Upexi Pet Products, LLC, a Delaware limited liability company
☐	VitaMedica, Inc, a Nevada corporation
☐	Upexi Enterprise, LLC, a Delaware limited liability company
	o	Upexi Property & Assets, LLC, a Delaware limited liability company
■ Upexi 17129 Florida, LLC, a Delaware limited liability company
	o	E-Core Technology, Inc. a Florida corporation
	o	Upexi Distribution Management LLC, a Delaware limited liability company
☐	Interactive Offers, LLC (“Interactive”), a Delaware limited liability company
☐	Cygnet Online, LLC, a Delaware limited liability company, 55% owned (100% owned as of September 1, 2023)

In addition, the Company has four wholly owned subsidiaries that had no activity during the year ended June 30, 2023.

•	Steam Distribution, LLC, a California limited liability company
•	One Hit Wonder, Inc., a California corporation
•	One Hit Wonder Holdings, LLC, a California limited liability company
•	Vape Estate, Inc., a Nevada Corporation

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

The global ecommerce growth rate for 2022 is forecast at 12.2 percent, bringing global eCommerce sales worldwide to $5.542 trillion. Online shopping trends are expected to grow 50 percent in the U.S. in the next few years. eCommerce sales are forecast to increase by a whopping 50 percent from $907.9 billion in 2022 to $1.4 trillion in 2025. The industry saw exponential growth during the pandemic, as consumers were more apt to buy online than go into stores, but while the CAGR has dipped from 2020, the industry continues to grow steadily.

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

Our target customers are first and foremost end consumers via internet sales; however, we see growth opportunities in direct-to-consumer retail stores, cooperatives, affiliate sales and master distributors. As we continue to develop our business, these markets may change, be re-prioritized or eliminated as management responds to consumer and regulatory developments.

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

Advertising Technology. We understand that advertising and consumer data is the key to growth when it comes to any eCommerce business. Our investment in such technology helps lower our advertising costs, while providing a revenue stream from others who we outsource this programmatic SAAS to. This ownership of data allows us to help cross-sell any brand we acquire or launch.

Logistical Expertise. Our executive team comes from a background in logistics, with CEO, Allan Marshall, the founder of XPO Logistics (formerly known as Segmentz, Inc.). With increased shipping costs affecting online retailers, our strength is understanding this and finding ways to lower our costs and overhead, thus increasing profit margins on all of our products.

Liquidation Markets. Resellers on and off Amazon represent a significant part of our business, which allows us to use our capital to buy in bulk with quick resale opportunities, whether it be direct Amazon listings or through partnerships with the likes of Walmart, BJ’s, Costco, Sam’s Club, etc. As a result, we are able to expand our network, build new relationships, and sell branded products without the added cost of advertising.

Retail Partnerships. While eCommerce is our direct line of business, we have grown and continue to expand our relationships with big box retailers in order to sell branded products as resellers or to place our in-house brands in those stores. With longstanding accounts that we have taken ownership of through acquisitions, we have grown our network and have untapped additional revenue streams.

Professionalism and Entrepreneurial Culture. Our professionalism and entrepreneurial culture fosters highly dedicated employees who provide our customers with unsurpassed customer service. We continue to invest in our talent by providing every employee with an extensive and ongoing education and have successfully developed programs that provide comprehensive product knowledge and the tools needed to have a unique understanding of our customers’ personalities and decision-making processes.

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

International expansion. Our primary focus has been on the U.S. eCommerce market which, as mentioned, is forecasted to grow stronger than others. However, with recently acquired brands and their presence in international markets, we expect nearly all of our products to be offered worldwide over the next few years.

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

Employees

The Company has 95 full-time employees working out of its headquarters in Tampa Florida, its Henderson, Nevada, manufacturing facility, its offices and distribution warehouses in Southern Florida or individuals’ home-based offices.

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

The Company’s management has made reasonable efforts to assess, predict and control costs and expenses. However, the Company only has a brief operating history upon which to base those efforts. Implementing our business plan may require more employees, capital equipment, supplies or other expenditure items than management has predicted. Likewise, the cost of compensating employees and consultants or other operating costs may be higher than management’s estimates, which could lead to sustained losses.

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

The market for CBD products is a competitive and rapidly evolving market. There are numerous competitors in the industry, some of whom are more well-established with longer operating histories and greater financial resources than the Company. We expect competition to continue to intensify following the recent passage of the Farm Bill. We believe the Company will be able to compete effectively because of the quality of our products and customer service. However, there can be no assurance that the Company will effectively compete with existing or future competitors. Increased competition may also drive the prices of our products down, which may have a material adverse effect on our results of operations in future periods.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and corporate offices are located at 3030 North Rocky Point Drive, Suite 420, Tampa, Florida 33607. We also maintain a warehouse located at 17129 US Highway North, Clearwater, FL 33764, which is owned by the Company, a warehouse located at 1710 Whitney Mesa Drive, Henderson, NV 89014 under a month-to-month agreement, a warehouse at 1051 Mary Crest Rd. Suite G, Henderson NV, 89074 under a three-year lease that will expire on April 30, 2024, a warehouse at 15000 S. Avalon Blvd., Gardena, CA 90248 under a three year lease that will expire on September 30, 2024 that is no longer in use, a warehouse at 601 North Congress Ave, Suite 209 and 210, Delray Beach, FL 33445 under a five year lease that will expire September 30, 2026 and office space at 327 Plaza Real, Suite 2319, Boca Raton, FL 33432 under a three year, two month lease that will expire September 30, 2024, which has been transferred in the sale of Interactive Offers as of September 1, 2023.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2023:
High	$4.55	$4.94	$5.70	$6.08
Low	2.04	2.53	2.70	3.68
Fiscal 2022:
High	$5.99	$5.17	$9.36	$7.40
Low	3.90	3.93	3.84	3.86

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Holders of Record

There were approximately 4,152 holders of record of the Company’s common stock on June 30, 2023.

Dividend Policy

We currently intend to retain our future earnings, if any, to finance the development and expansion of our businesses and, therefore, do not intend to pay cash dividends on our Common Stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, and such other factors as our board of directors deems relevant in its sole discretion. Accordingly, you may need to sell your shares of our Common Stock to realize a return on your investment; however, you may not be able to sell your shares at or above the price you paid for them.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has established a Company an incentive plan, 2019 Equity Incentive Plan, as amended (the “2019 Plan”). The plan grants incentives to select persons who can make, are making and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restructured stock. The 2019 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2019 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2019 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2019 Plan. The Shareholders consented, and the Board of Directors approved amendment of the Stock Option Plan to increase the maximum number of Shares that may be issued thereunder to 10,000,000 Shares.

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	10,000,000	$3.31	4,648,624

Total	10,000,000	$3.31	4,648,624

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

In October of 2022, the Company issued 1,247,403 shares of common stock for the acquisition of E-Core Technologies Inc. a Florida corporation, valued at $6,000,000 or 4.81 per common share.

In February of 2023, the Company issued 134,000 shares of common stock for prepayment of interest on a note payable.  The shares were valued at $607,020 or $4.52 per common share and recorded as prepaid interest as the shares were issued at that time.

In September of 2023, the Company issued 90,909 shares of common stock for the purchase of the remaining 45% of Cygnet Online, LLC.  The shares were valued at $162,727 or $1.79 per common share.

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

For the year ended June 30, 2022, the consolidated financial statements of Upexi, Inc. include the accounts of the Company and its wholly-owned subsidiaries; Trunano Labs, Inc.; a Nevada corporation, Steam Distribution, LLC, a California limited liability company; MW Products Inc. a Nevada corporation, One Hit Wonder, Inc., a California corporation; One Hit Wonder Holdings, LLC a California corporation; SWCH LLC, a Delaware limited liability company; Cresco Management LLC, a California limited liability company; VitaMedica d/b/a/ Grove Acquisition Subsidiary, Inc. a Nevada corporation as of August 1, 2021; and 55% Cygnet Online, LLC a Delaware limited liability corporation, as of April 1, 2022.

For the year ended June 30, 2023, the consolidated financial statements of Upexi, Inc. include all of the subsidiary accounts included in the consolidated financial statements for the year ended June 30, 2022, and include the subsidiaries in which the Company holds a controlling financial interest as of June 30, 2023, which include E-Core Technology, Inc. d/b/a New England Technology, Inc. as of October 21, 2022.

Infusionz LLC, a Colorado limited liability company, along with select CBD asset; and Interactive Offers, LLC a Delaware limited liability corporation have been classified as discontinued operations for the years ended June 30, 2023 and 2022, respectively and the assets and liabilities have been classified as current assets and liabilities of discontinued operations and assets held for sale on the balance sheets for June 30, 2023 and 2022.

All intercompany accounts and transactions have been eliminated as a result of the consolidation.

Key Factors Affecting Operating Results

Cyclicality and Seasonality

Our business can be affected by seasonality, which historically has resulted in higher sales volume during our second quarter, which ends December 31.

Operating Segments

The Company’s financial reporting is organized into two segments: Branded Products and Recommerce.  Other sources of revenue and related costs are aggregated and viewed by management as immaterial or have similar economic characteristics, products, production, distribution processes and regulatory environment as the other product sales.

Results of Operations

Year Ended June 30, 2023, as compared to June 30, 2022:

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended June 30, 2023, and 2022, which are included herein.

	June,
	2023	2022	Change
Revenue	$80,676,509	$23,065,344	$57,611,165
Cost of revenue	$47,118,189	$8,195,734	$38,922,455
Sales and marketing expenses	$10,376,003	$5,116,868	$5,259,135
Distribution costs	$12,369,903	$2,214,322	$10,155,581
General and administrative expenses	$9,546,188	$9,141,667	$404,521
Other operating expenses	$8,818,233	$4,885,883	$3,932,350
Other (expense) income	$(10,919,488)	$101,082	$(11,020,570)
Net (loss) income attributable to non-controlling interest	$559,967	$(54,820)	$614,787
Discontinued operations	$(2,068,054)	$3,823,621	$(5,891,675)
Net loss attributable to Upexi, Inc.	$(16,930,289)	$(2,100,850)	$(14,182,442)

Revenues increased by $57,611,165 or 250% for the fiscal year ended June 30, 2023, compared with the fiscal year ended June 30, 2022.  $41,041,341 or 71% of the increase was related to the acquisitions of the LuckyTail brand and E-Core Technology, Inc. (“2023 acquisitions”) during 2023 and $18,848,230 or 33% was related to the acquisitions of Cygnet Online, LLC and VitaMedica, Inc. (“2022 acquisitions”) compared to the prior year period.  This was offset by a decline in other businesses of $2,278,475 or 4%.  Our primary brands of VitaMedica, LuckyTail and newly acquired Tytan Tiles all had significant growth year over year and management will continue to focus on these high margin and growth potential business in 2024 and beyond.  The recommerce businesses, E-Core Technology, Inc. and Cygnet Online, LLC, continue to represent a significant portion of the overall revenue of the Company, although we did see lower than expected sales volume from our Amazon sales channels.     Management expects revenue to continue to increase in the 2024 fiscal year with a primary focus on growing our branded products.

Cost of revenue increased by $38,922,455 or 475% compared with the fiscal year ended June 30, 2022.  $31,144,149 or 80% of the increase was related to the 2023 acquisitions and $8,640,033 or 22% was related to the 2022 acquisitions.   The gross profit increased by $18,688,710.  The gross profit margin declined by 22% to 42% compared to 64% in the prior year.  The decline in gross profit margin was primarily related to the sales from the recommerce business versus the sales of our branded products.  Management expects the gross margin to improve as the branded products segment continues to grow as a percentage of the overall sales and as we continue to gain economies of scale in our purchasing of products.

Sales and marketing expenses increased by $5,259,135 or 103% compared with the same period last year.  $2,396,876 or 46% of the increase was related to the 2023 acquisitions and $1,373,733 or 26% was related to the 2022 acquisitions.  There was an increase of $1,488,526 or 28% related to the other business.  The increase in sales and marketing expenses was primarily related to the acquisitions and increased expenditures for brand and company awareness, however management has aligned the marketing expenditures with the expected growth strategy to decrease the overall percentage of sales and marketing costs to sales.  We anticipate our advertising expenses will continue to fluctuate in the following quarters as we fully implement our overall brand marketing strategy.

Distribution costs increased $10,155,581 or 459% compared with the same period last year.  $1,850,306 or 18% of the increase was related to the 2023 acquisitions and $7,306,309 or 72% of the increase was related to the 2022 acquisitions and the rest of the business.  There continue to be increases in transportation costs and third-party provider rates.  Management has implemented a strategy to change promotions, increase prices and adjust packaging to decrease the overall percentage of distribution costs to sales and is in process of consolidating its distribution centers, including closing the California facility as of July 1, 2023.

General and administrative expenses increased by $404,521 or 4% compared with the same period last year.   General and administrative expenses increased by $2,332,690 from 2023 acquisitions with the remainder of the business had a decrease in general and administrative expenses of $1,928,169.  Management has actively been reducing general and administrative costs by consolidation of administrative functions and capitalizing on the overall size of the Company.  Management will continue to implement strategies to decrease the percentage of general and administrative costs when compared to total sales.

Other operating expenses increased by $3,932,350 or 80% compared with the same period last year.  These expenses are primarily non-cash and increase based on the intangible assets created with acquisitions and the continued amortization of stock compensation.   $1,612,815 or 41% was related to the 2023 acquisitions amortization of acquired intangible assets and $1,616,188 or 41% of the increase was related to the 2022 acquisitions amortization of acquired intangible assets.  The remaining increase of $703,347 was related to increases in stock-based compensation and depreciation.

Other expenses increased by $11,020,570, which was primarily the loss recognized on the sale of Infusionz and select CBD assets, the reserves against amounts owed to the Company by the buyers of that business, the impairment of Interactive Offers intangible assets and an increase of interest expense from both acquisition debt and the termination of a $15,000,000 senior secured debt facility on October 1, 2022.  Management estimates based on the current and expected debt balances in fiscal year 2024 that interest expense will be less than $2,800,000 and cash paid for interest expense to be less than $1,400,000.

The Company had a net loss of $16,930,289 compared to a net loss of $2,100,850 in the prior year.  The decrease in the net losses primarily related to the above-mentioned changes, which was offset by the net loss attributable to non-controlling interest of our consolidated subsidiary.

Operating Segments

The Company’s financial reporting is organized into two segments: Our Branded Product segment and our Recommerce segment.  Our Branded Product segment is focused on the development, growth and distribution of the branded products that we own.  Our Recommerce segment is focused on the purchase and sale of new and used products through channels such as Amazon and wholesale distributors.  Other sources of revenue and related costs are aggregated and viewed by management as immaterial or have similar economic characteristics, products, production, distribution processes and regulatory environment as the other product sales.

Segment Information

The Company provides the following segments: (a) branded product segment and (b) product distribution segment.

For the year ended June 30, 2023:

	Branded Products	Recommerce	Total

Revenue	$26,526,385	$54,150,124	$80,676,509
Loss from operations	$(6,945,411)	$(606,596)	$(7,552,007)
Other (expense)	$(10,378,183)	$(541,305)	$(10,919,488)
Depreciation expense	$944,704	$-	$944,704
Income tax benefit	$3,049,293	$-	$3,049,293
Segment assets:
Additions to property, plant, and equipment	$1,078,264	$-	$1,078,264
Total assets	$28,588,365	$35,264,702	$63,853,067

Liquidity and Capital Resources

Working Capital

	As of June 30, 2023	As of June 30, 2022
Current assets	$25,455,714	$17,061,622
Current liabilities	$19,606,010	$10,127,748
Working capital	$5,849,291	$6,933,874

Cash Flows

	Years Ended June 30,
	2023	2022
Cash flows provided by operating activities – continuing operations	$517,697	$715,150
Cash flows used in investing activities – continuing operations	(2,574,858)	(10,903,318)
Cash flows used in financing activities – continuing operations	(285,333)	3,699,744

Cash flows used by operating activities – discontinued operations	(315,021)	(895,981)
Cash flows provided by (used by) investing activities – discontinued operations	-	-
Cash flows provided by (used by) financing activities – discontinued operations	-	-

Net decrease in cash during the period	$(2,657,515)	$(7,384,405)

On June 30, 2023, the Company had cash of $4,492,291 or a decrease of $2,657,515 from June 30, 2022. The decrease in cash was primarily used for investing in the acquisition of new entities and the purchase of property and equipment. The Company financed some of the investment through financing activities.

The net cash provided by operating activities was $517,697 and offset by cash used in discontinued operations of $315,021.  The loss of $16,284,292 was offset by the non-cash expenses of $5,153,695 depreciation and amortization, impairment of goodwill and identifiable intangible assets, $3,664,538 amortization of stock compensation, $2,212,542 of non-cash loses for the sale of Infusionz $969,098 amortization of consideration discount offset by $3,785,224 changes in deferred tax asset.  The losses were also offset by an increase in liabilities of $3,312,604 and a decrease of $1,905,234 in current assets.

Net cash used in investing activities for the years ended June 30, 2023, and 2022 was $2,574,858 and $10,903,318, respectively. For the year ended June 30, 2023, cash of $7,129,826 was used for two new acquisitions and payment related to prior year acquisitions and $937,564 for the acquisition of property and equipment and improvements to the building purchased in 2022.  This was partially paid for with the $5,492,532, net cash received for the sale of Infusionz and select CBD assets.  For the year ended June 30, 2022, the use of cash was primarily related to the investment of $5,457,545 in three acquisitions, $4,515,735 for the purchase of a building in Clearwater Florida and the related remodel of the acquired building and $936,038 for the acquisition of equipment.

Net cash flows used in financing activities for the year ended June 30, 2023, was $285,333 compared to $3,699,744 provided in the year ended June 30, 2022. The Company had net proceeds of $6,127,893 from the issuance of stock and $7,120,000 in proceeds from the issuance of notes payable, including $1,470,000 of proceeds from a related party note payable, $3,000,000 of proceeds related to a note payable with a security interest in our building in Clearwater and $2,650,000 of unsecured debt.   The newly issued debt was primarily used to repay the senior convertible note payable and the line of credit.

On April 15, 2022, the Company entered into a non-negotiable convertible promissory note in the original principal amount of $1,050,000, as adjusted, (“Cygnet Note”) which can be converted into common stock of the Company at a price of $6.00 per share and is payable in full, to the extent not previously converted, on April 15, 2023.  This note was fully repaid in April of 2023.

In June 2022, the Company entered into a securities purchase agreement with two accredited investors pursuant to which the Company could receive up to $15,000,000 during the following twelve months of the agreement. The Company received $6,678,506 for Convertible Notes in the original principal amount of $7,500,000 (the “Convertible Notes”), representing the original purchase amount, less fees, costs and a $500,000 holdback by the investors. In addition to the Convertible Notes, the investors received Common Stock Purchase Warrants (the “Warrants”) to acquire an aggregate of 56,250 shares of common stock. The Warrants are exercisable for five years at an exercise price of $4.44 per share, provide customary anti-dilution protection, and an investor put right to require the Company to redeem the Warrants for a total of $250,000.  There was a loss of $3,540 for the change in the derivative liability for the period ended December 31, 2022.  On October 31, 2022, the Company entered into a letter agreement with the accredited investors in which all amounts owed were paid in full and the related convertible notes and all security interests were cancelled. Additionally, the Company terminated the related Form S-3 registration statement.

On October 19, 2022, the Company and its indirect wholly owned subsidiary, Upexi 17129 Florida, LLC entered into a loan agreement with Professional Bank, A Florida state-chartered bank, providing for a mortgage on the Company’s principal office in N. Clearwater, Florida. The company received $3,000,000 in connection with the transaction. The principal is to be paid back to Professional Bank over a term of ten years. The proceeds of the loan were utilized by the Company to pay down its loan facility with Acorn Capital, LLC in the amount of $2,780,200, net of fees and other expenses.  The remainder of the loan facility with Acorn Capital, LLC was fully repaid in October of 2022 when the Company received proceeds from the sale of Infusionz, including $613,466 in accrued interest, $250,000 for settlement of a Put Option and $7,900 in miscellaneous fees for a total of $5,146,437 to the holders of the $15 million senior secured convertible notes entered into on June 28, 2022. The payment terminates the agreement with the noteholders. The Company also terminated the registration statement covering the senior secured notes payable.

In June 2022, the Company executed a promissory note with Allan Marshall, the Company’s Chief Executive Officer, in the original principal amount of $1,500,000 (“Marshall Loan”). The promissory note has a 2-year term and bears cash interest at the rate of 8.5% per annum with an additional PIK of 3.5% per annum. The promissory note provides for monthly payments of principal, on an even line 36-month basis, plus cash interest, with a balloon payment of all outstanding principal, cash interest, and PIK interest at maturity. The Company received and deposited the principal amount on July 31, 2022.   Interest only has been paid related to this loan and $625,000 of principal payments were due at June 30, 2023 and are classified as current portion of notes payable in addition to the principal payments owed during fiscal year 2024.

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

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $560,000. The promissory note has a 21-month term and bears cash interest at the rate of 10% per annum. The promissory note provides for monthly payments of interest beginning on March 22, 2023, and 12 monthly payments of principal beginning on December 22, 2023.

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

The Company performed its annual test as of June 30, 2023. No impairment charge was identified in connection with the annual goodwill impairment test

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

The Company does not accept sales returns from wholesale customers, as the products are pre-approved prior to production and shipment. E-Commerce product returns must be completed within 45 days of the date of purchase. The Company does not accrue for estimated sales returns as historical sales returns have been minimal. The Company records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable. Substantially all the deferred revenue as of June 30, 2022 was recognized as revenue in the year ended June 30, 2023.

Shipping and handling fees billed to customers are included in revenue. Shipping and handling fees associated with freight are generally included in cost of revenue.

Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the years ended June 30, 2023, or 2022.

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

Non-GAAP Measures (unaudited)

Reconciliation of Non-GAAP Adjusted EBITDA to GAAP Net Income (Net Loss)
Year Ended June 30,

	2023	2022
Net income (Net loss) GAAP	$(16,930,289)	$(2,100,850)
Income tax	(3,049,293)	(518,398)
Interest expense, net	4,761,903	202,120
Depreciation and amortization	5,153,695	1,554,297
Stock compensation	3,664,538	3,331,586
Loss on the sale of Infusionz and select assets	2,212,542	-
Change in derivative liability	(1,770)	3,293
Loss (gain) on discontinued operations	2,068,054	(3,823,621)
Gain on SBA PPP loan forgiveness	-	(300,995)
(Loss) income attributable to non-controlling interest	(559,967)	54,820
Lease impairment, California facility	200,512	-
Gain on sale of asset	-	(5,500)
Impairment of Intangible assets	3,746,301	-
Non-GAAP adjusted EBITDA	$1,266,226	$(1,603,248)

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

YEARS ENDED JUNE 30, 2023, AND 2022

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Upexi, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Upexi, Inc. (“the Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upexi, Inc. as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Lakewood, Colorado

October 2, 2023

PCAOB ID Number 5041

UPEXI, INC.
CONSOLDIATED BALANCE SHEETS

	June 30,	June 30,
	2023	2022

ASSETS
Current assets
Cash	$4,492,291	$7,149,806
Accounts receivable	7,163,564	939,875
Inventory	11,557,128	4,725,685
Due from Bloomios	845,443	-
Deferred tax asset, current	-	462,070
Prepaid expenses and other receivables	1,307,299	760,900
Current assets of discontinued operations	89,989	3,023,286
Total current assets	25,455,714	17,061,622

Property and equipment, net	7,526,463	7,338,866
Intangible assets, net	13,571,960	8,755,012
Goodwill	10,251,281	4,644,609
Deferred tax asset	5,604,056	2,002,759
Other assets	96,728	75,613
Assets held for sale	936,054	7,767,698
Right-of-use asset	410,811	844,856
Total other assets	38,397,353	31,429,413

Total assets	$63,853,067	$48,491,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,969,746	$1,572,275
Accrued compensation	533,842	489,712
Accrued liabilities	3,365,562	816,632
Current portion of notes payable	2,731,377	749,752
Current portion of convertible notes payable	1,254,167	3,125,000
Current portion of acquisition note payable	5,656,620	1,550,000
Line of Credit	882,845	-
Current portion of operating lease payable	419,443	183,881
Current liabilities of discontinued operations	792,408	1,640,496

Total current liabilities	19,606,010	10,127,748

Operating lease payable, net of current portion	163,359	700,411
Convertible notes payable	895,833	3,180,406
Acquisition notes payable, net of current	7,605,085	-
Notes payable, net of current portion	7,746,157	5,695,726
Total long-term liabilities	16,410,434	9,576,543

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, and 500,000 and 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value, 100,000,000 shares authorized, and 20,215,961 and 16,713,345 shares issued and outstanding, respectively	20,216	16,713
Additional paid in capital	51,522,229	34,985,597
Accumulated deficit	(23,201,175)	(6,270,886)
Total stockholders' equity attributable to Upexi, Inc.	28,341,770	28,731,924
Non-controlling interest in subsidiary	(505,147)	54,820
Total stockholders'' equity	27,836,623	28,786,744

Total liabilities and stockholders' equity	$63,853,067	$48,491,035

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2023	2022

Revenue
Revenue	$80,676,509	$23,065,344

Cost of Revenue	47,118,189	8,195,735

Gross profit	33,558,320	14,869,609

Operating expenses
Sales and marketing	10,376,003	5,116,868
Distribution costs	12,369,903	2,214,322
General and administrative expenses	9,546,188	9,141,667
Share-based compensation	3,664,538	3,331,586
Amortization of acquired intangible assets	4,208,991	979,988
Depreciation	944,704	574,309
	41,110,327	21,358,740

Loss from operations	(7,552,007)	(6,489,131)

Other income (expense), net
Interest (expense) income, net	(4,761,903)	(202,120)
Change in derivative liability	1,770	(3,293)
Loss on sale of Infusionz and select assets	(2,212,542)	-
Impairment of Interactive Offers intangible assets	(3,746,301)	-
Gain on sale of property and equipment	-	5,500
Lease impairment, California facility	(200,512)	-
Gain on SBA PPP loan extinguishment	-	300,995

Other (expense) income, net	(10,919,488)	101,082

Net loss before income tax	(18,471,495)	(6,388,049)
Income tax benefit	3,049,293	518,398

Net loss from continuing operations	(15,422,202)	(5,869,651)

(Loss) income from discontinued operations - Interactive Offers	(1,729,636)	(1,160,160)
(Loss) income from discontinued operations - Infusionz	(338,418)	4,983,781
Net loss (income) attributable to non-controlling interest	559,967	(54,820)

Net (loss) income attributable to Upexi, Inc.	$(16,930,289)	$(2,100,850)

Basic income (loss) per share:
Loss per share from continuing operations	$(0.86)	$(0.36)
Income per share from discontinued operations	$(0.10)	$(0.07)
Total income (loss) per share	$(0.96)	$(0.43)

Diluted income (loss) per share:
Loss per share from continuing operations	$(0.86)	$(0.36)
Income per share from discontinued operations	$(0.10)	$(0.07)
Total income (loss) per share	$(0.96)	$(0.43)

Basic weighted average shares outstanding	17,877,959	16,224,520
Fully diluted weighted average shares outstanding	17,877,959	16,224,520

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Non-controlling	Total Stockholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Interest	Equity

2022
Balance, June 30, 2021	500,000	$500	15,262,394	$15,262	$25,372,247	$(4,170,036)	$-	$21,217,973

Issuance of common stock for acquisition	-	-	1,522,604	1,523	7,945,292	-	-	7,946,815

Repurchase common stock	-	-	(467,765)	(468)	(1,975,420)	-	-	(1,975,888)

Stock based compensation	-	-	-	-	2,755,016	-	-	2,755,016

Issuance of common stock for services	-	-	203,500	203	717,271	-	-	717,474

Issuance of common stock for exercise of warrants	-	-	119,792	120	(120)	-	-	-

Issuance of common stock for exercise of options	-	-	72,820	73	(73)	-	-	-

Warrant issued related to debt	-	-	-	-	171,384	-	-	171,384

Net loss	-	-	-	-	-	(2,100,850)	54,820	(2,046,030)

Balance, June 30, 2022	500,000	$500	16,713,345	$16,713	$34,985,597	$(6,270,886)	$54,820	$28,786,744

2023
Balance, June 30, 2022	500,000	$500	16,713,345	$16,713	$34,985,597	$(6,270,886)	$54,820	$28,786,744

Amortization of common stock issuance for services	-	-	-	-	140,700	-	-	140,700

Stock based compensation	-	-	-	-	3,664,538	-	-	3,664,538

Issuance of common stock for acquisition of E-Core	-	-	1,247,403	1,247	5,998,753	-	-	6,000,000

Issuance of common stock for interest on note payable	-	-	134,000	134	606,870	-	-	607,004

Common stock issued for cash, net			2,121,213	2,122	6,125,771			6,127,893

Net loss	-	-	-	-	-	(16,930,289)	(559,967)	(17,490,256)

Balance, June 30, 2023	500,000	$500	20,215,961	$20,216	$51,522,229	$(23,201,175)	$(505,147)	$27,836,623

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended June 30,
	2023	2022
Cash flows from operating activities
Net (loss) income from operations	$(16,930,289)	$(2,100,850)

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,153,695	2,733,455
Non-cash loss on the sale of Infusionz and select assets, net	2,212,542	-
Gain on forgiveness of PPP loan	-	(300,995)
Gain on sale of assets	-	(5,500)
Inventory write-offs	118,990	1,044,607
Bad debt expense	-	131,968
Amortization of consideration discount	969,098	-
Amortization of senior security original issue discount	62,408	-
Impairment of goodwill and intangible assets	3,746,301	-
Non-controlling interest	(559,967)	54,820
Change in deferred tax asset	(3,139,227)	(1,061,238)
Shares issued for services	-	576,774
Shares issued for finder fee	1,770	-
Stock based compensation	3,664,538	2,755,016
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	476,256	284,998
Inventory	1,260,479	(2,795,486)
Prepaid expenses and other assets	168,499	284,653
Operating lease payable	132,555	37,922
Accounts payable and accrued liabilities	3,180,049	(446,609)
Deferred revenue	-	(478,385)
Net cash provided by operating activities - Continuing Operations	517,697	715,150
Net cash used in operating activities - Discontinued Operations	(315,021)	(895,981)
Net cash provided by operating activities	202,676	(180,831)

Cash flows from investing activities
Acquisition of Lucky Tail	(3,528,239)	-
Acquisition of VitaMedica, Inc., net of cash acquired	(500,000)	(2,574,589)
Acquisition of New England Technology, Inc.	(2,051,587)	-
Acquisition of Cygnet	(1,050,000)	(1,028,763)
Acquisition of Interactive Offers, net of cash acquired	-	(1,854,193)
Proceeds from the sale of Infusionz and selected assets	5,492,532
Acquisition of property and equipment	(937,564)	(5,451,773)
Proceeds from the sale of equipment		6,000
Net cash used in investing activities - Continuing Operations	(2,574,858)	(10,903,318)
Net cash (used in) provided by investing activities - Discontinued Operations	-	-
Net cash used in investing activities	(2,574,858)	(10,903,318)

Cash flows from financing activities
Repayment of notes payable	(445,670)	(1,002,874)
Repayment of SBA note payable	(305,482)	-
Repayment of the senior convertible notes payable	(6,305,406)	-
Proceeds of the senior convertible notes payable	-	6,678,506
Payment on line of credit, net	(6,318,234)	-
Proceeds on note payable on building	3,000,000	-
Proceeds from the issuance of stock, net	6,127,893
Stock repurchase program	-	(1,975,888)
Repayment on note payable on building	(158,434)	-
Proceeds from issuance of convertible debt	2,650,000
Proceeds on note payable, related party	1,470,000	-
Net cash used in financing activities - Continuing Operations	(285,333)	3,699,744
Net cash (used in) provided by financing activities - Discontinued Operations	-	-
Net cash used in financing activities	(285,333)	3,699,744

Net decrease in cash - Continuing Operations	(2,342,494)	(6,488,424)
Net decrease in cash - Discontinued Operations	(315,021)	(895,981)

Cash, beginning of year	7,149,806	14,534,211
Cash, end of year	$4,492,291	$7,149,806

Supplemental cash flow disclosures
Interest paid	$2,278,292	$64,460
Income tax paid	$-	$656,000
Non-cash financing activities
Issuance of common stock for acquisition of Infusionz	$-	$1,764,876
Issuance of common stock for acquisition of VitaMedica	$-	$482,000
Issuance of debt for acquisition of VitaMedica	$-	$1,000,000
Liabilities assumed from acquisition of VitaMedica	$-	$(309,574)
Issuance of common stock for interest expenses	$607,004	$-
Issuance of commons stock for services	$140,700	$140,700
Issuance of common stock for acquisition of E-Core	$6,000,000	$-
Liabilities assumed from acquisition of E-Core	$(7,712,168)	$-
Operating assets designated as held for sale	$1,026,043	$10,790,984
Liabilities assumed from acquisition of VitaMedica	$-	$(309,574)
Issuance of stock for acquisition of Interactive	$-	$2,733,628
Liabilities assumed from acquisition of Cygnet	$-	$9,472,438

The accompanying notes are an integral part of these consolidated financial statements.

Upexi, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

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

The Company primarily conducts its business operations through the following subsidiaries: Upexi, Inc. (the “Company”) is a Nevada corporation with fourteen active subsidiaries, including thirteen wholly owned subsidiaries and one subsidiary, Cygnet Online, LLC, a Delaware limited liability company, that is 55% owned.  The Company’s fourteen active subsidiaries are as follows:

☐	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
	o	SWCH, LLC, a Delaware limited liability company
	o	Cresco Management, LLC, a California limited liability company
☐	Trunano Labs, Inc., a Nevada corporation
☐	MW Products, Inc., a Nevada corporation
☐	Upexi Holding, LLC, a Delaware limited liability company
	o	Upexi Pet Products, LLC, a Delaware limited liability company
☐	VitaMedica, Inc, a Nevada corporation
☐	Upexi Enterprise, LLC, a Delaware limited liability company
	o	Upexi Property & Assets, LLC, a Delaware limited liability company
■ Upexi 17129 Florida, LLC, a Delaware limited liability company
	o	E-Core Technology, Inc.
	o	Upexi Distribution Management LLC, a Delaware limited liability company
☐	Interactive Offers, LLC (“Interactive”), a Delaware limited liability company
☐	Cygnet Online, LLC (“Cygnet”), a Delaware limited liability company, 55% owned.

In addition, the Company has four wholly owned subsidiaries that had no activity during the year ended June 30, 2023 or for the year ended June 30, 2022.

•	Steam Distribution, LLC, a California limited liability company
•	One Hit Wonder, Inc., a California corporation
•	One Hit Wonder Holdings, LLC, a California limited liability company
•	Vape Estate, Inc., a Nevada Corporation

Our products are distributed in the United States of America and internationally through multiple entities and managed through our locations in Florida, California, and Nevada.

Upexi operates from our corporate location in Tampa, Florida where direct to consumer and Amazon sales are driven by on-site and remote teams for all brands. The Tampa location also supports all the other locations with accounting, corporate oversight, day-to-day finances, business development and operational management operating from this location.

VitaMedica operates mainly from our California location with product development and day to day management with the primary fulfillment center located in Tampa Florida.

Interactive Offers is operated from its Florida office with day-to-day operations supported by various off site remote positions, and majority of the development team operating through out of Portugal.

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

On October 1, 2021, the Company entered into an equity interest purchase agreement with Gyprock Holdings LLC, a Delaware limited liability company, MFA Holdings Corp., a Florida corporation, and Sherwood Ventures, LLC, a Texas limited liability company, to acquire all the outstanding membership interest of Interactive Offers, LLC, a Delaware limited liability company.

On April 1, 2022, the Company entered into a securities purchase agreement with the single investor to purchase 55% of the equity interest in Cygnet Online, LLC, a Delaware limited liability company, and agreements to enable the Company to purchase the remaining 45% over the following two years.  On September 1, 2023 the Company purchased the remaining 45% of Cygnet Online, LLC for $500,000 cash, 90,909 shares of the Company’s common stock and a $300,000 cash payment due on September 1, 2024.

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

On August 31, 2023, Upexi, Inc. (the “Company”) entered into an Equity Interest Purchase Agreement (“EIPA”) pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity (the “Interests”) of its wholly owned subsidiary Interactive Offers, LLC (“Interactive”) to Amplifyir Inc. (the “Buyer”).  The purchase price for the Interests was One Million Two Hundred Fifty Thousand Dollars ($1,250,000), subject to certain customary post-closing adjustments.  In addition, the Buyer is obligated to pay the Company two-and one- half percent (2.5%) of certain advertising revenues of Interactive for a two-year period post-closing.  Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded from both continuing operations and segment results for all periods presented.

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

Accounts Receivable - The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, the Company recorded $65,500 and $57,000 as allowance for doubtful accounts at June 30, 2023 and 2022, respectively. The Company had no bad debt expenses and $131,968 for the years ended June 30, 2023 and 2022, respectively. These amounts were direct write-offs against the specific accounts receivable.

Inventory - Inventory consists of finished goods and is stated at the lower of cost or net realizable value, cost is determined by the weighted average moving cost inventory method. Net realizable value is determined, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors.  On June 30, 2023 the Company had $11,557,128 of finished goods inventory and at June 30, 2022 had $4,725,685 of finished goods inventory with an inventory reserve of $475,000 and $50,000, respectively.

Property and Equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 20 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. The Company disposed of some equipment during 2023 and 2022 which resulted in gains on the sales as shown in the accompanying Statements of Operations.

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

The Company performed its annual test as of June 30, 2023, and 2022, respectively. There was no impairment charge identified in connection with the annual goodwill impairment test at June 30, 2022.  It was determined by management that the goodwill related to Interactive Offers was completely impaired at June 30, 2023 based on the sale of the business at September 1, 2023.  An impairment of goodwill in the amount of $2,889,158 was recorded at June 30, 2023 eliminating all of the goodwill related to Interactive Offers.

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

The Company did not recognize impairment on its long-lived assets during the year ended June 30, 2022.   The Company did recognize an impairment of $857,143 on the assets held for sale, related to the Interactive Offers long-lived assets during the years ended June 30, 2023, leaving $716,944 of intangible assets related to Interactive Offers and classified as assets available for sale.

Revenue Recognition - The Company analyzes its contracts and purchase orders to assess whether revenue is properly recognized. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, whether for goods and services or licensing, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company acts as principal in its revenue transactions as the Company is the primary obligor in the transactions. Generally, the Company recognizes revenue for its products when ownership is transferred to the customer, provided no significant obligations remain and collection is probable.

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

The Company does not accept sales returns from wholesale customers, as the products are pre-approved prior to production and shipment. E-Commerce product returns must be completed within 45 days of the date of purchase. The Company does not accrue estimated sales returns as historical sales returns have been minimal. The Company records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable. Substantially all the deferred revenue as of June 30, 2022, was recognized as revenue in the year ended June 30, 2023.

Shipping and handling fees billed to customers are included in revenue, as this revenue is not directly related to the distribution costs associated with an order. Shipping fees associated with freight are generally included in distribution costs.

Advertising - The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes continual investment in advertising is critical to the development and sale of its branded products. Advertising costs of $7,978,607 and $3,225,256 were expensed as incurred during the years ended June 30, 2023, and 2022, respectively.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at June 30, 2023.

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

	June 30,	June 30,
	2023	2022

Stock options	4,839,278	4,279,888
Warrants	220,297	106,850
Preferred stock	277,778	277,778
Convertible debt	1,157,651	-

Total potential dilutive weighted average shares outstanding	6,495,004	4,664,516

The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. During the year ended June 30, 2023, and 2022, the Company reported a net loss, so the potential effect is not reflected in the financial statements.

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

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements, including the new provisions of ASC 326 (“Financial Instruments – Credit Losses”) pertaining to “current expected credit losses,” and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 3. Acquisitions

VitaMedica Corporation

The Company purchased VitaMedica on August 1, 2021.  VitaMedica Corporation is a leading online seller of supplements for surgery, recovery, skin, beauty, health, and wellness.

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

Recognized amounts of identifiable assets acquired, and liabilities assumed:

Accounts receivable	$107,446
Inventory	619,837
Prepaid expenses	117,268
Property and equipment	13,220
Trade name	463,000
Customer list	1,329,000
Non-compete	143,000
Right of use asset	112,612
Accounts payable	(140,068)
Operating lease	(56,894)
Operating lease	(112,612)
Total identifiable net assets	$2,595,809
Goodwill	$960,780

The business was acquired through an asset purchase agreement, that acquired all the tangible and intangible assets of the VitaMedica business.  There was no contingent consideration payable under the asset purchase agreement, although a provision was used to adjust the purchase price based on the final working capital transferred to the Company.  The purchase price was increased by $74,589 for the excess working capital that was transferred in the business and the final purchase price allocation was completed by an independent consulting firm and is no longer subject to change.

The goodwill is deductible for tax purposes and attributable to the Company’s added ability to enter the online seller’s market for surgery supplements, recovery, skin, beauty, health and wellness and provided improved gross margins through synergies recognized with the consolidation of manufacturing and distribution operations.

The Company’s consolidated financial statements for the year ended June 30, 2023 include the actual results for VitaMedica.  For the year ended June 30, 2022, the Company’s consolidated financial statements include the actual results of VitaMedica for the period August 1, 2021, to June 30, 2022.

A finder’s fee of $103,740 was paid by the Company, $70,000 in cash and 7,000 shares of common stock, valued at $33,740, $4.82 per common share, the closing market price on August 4, 2021 (close date of the transaction). These fees were expensed during the year ended June 30, 2022.

Interactive Offers, LLC

The Company acquired Interactive Offers, LLC, on October 1, 2021.  The Company’s CEO and Chairman, Allan Marshall, was the controlling stockholder and the president of MFA Holdings Corp, which owned 20% of the outstanding membership interests in Interactive. Interactive provides programmatic advertising with its SaaS platform which allows for programmatic advertisement placement automatically on any partners’ sites from a simple dashboard.

The following table summarizes the consideration transferred to acquire Interactive and the amount of identified assets acquired, and liabilities assumed at the acquisition date.

Fair value of consideration transferred:

Cash	$2,100,000
Common stock, 100,000 shares valued at $4.88 per common share, the closing price on October 1, 2021.	2,733,630
$4,833,630

Recognized amounts of identifiable assets acquired, and liabilities assumed:

Cash	$245,247
Accounts receivable	23,791
Prepaid expenses	32,543
Property and equipment	3,212
Trade name	146,000
Customer list	763,000
Software	1,590,000
Non-compete	132,000
Accounts payable	(174,943)
Accrued liabilities	(313,800)
Accrued compensation	(24,193)
Deferred revenue	(478,385)
Total identifiable net assets	$1,944,472
Goodwill	$2,889,158

The business was acquired through an equity interest purchase agreement.  The equity purchase agreement provided for an increase in the purchase price of up to $600,000 based on the attainment of certain sales threshold in the first year.  Our management believed that the attainment of those sales threshold at the time of acquisition was unlikely and valued the contingency at $0. The sales thresholds were not met, and no consideration was recorded for the contingency.  The equity interest purchase agreement has standard provisions to adjust the purchase price based on the final working capital transferred to the Company.  The purchase price was decreased by $638,978 and was repaid to the Company with 106,497 of the Company’s common stock valued at $6.00 per share.    The final purchase price allocation was completed by an independent consulting firm and is no longer subject to change.

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

On September 1, 2023, the Company sold Interactive Offers.  For the years ended June 30, 2023, and 2022 the operations have been reclassed to discontinued operations and the assets and liabilities reclassed to assets available for sale or current assets and current liabilities of discontinued operations.  On June 30, 2023, the Company recorded an impairment of the assets available for sale of $3,746,301.

Cygnet Online, LLC

The Company acquired 55% of Cygnet Online, LLC, on April 1, 2022.  The purchase price was $5,515,756, as amended.

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

The 55% of the business was acquired through a stock purchase agreement on March 31, 2022.  The purchase agreement provided for an increase in the purchase price of up to $700,000 based on the attainment of certain sales threshold in the first year.  Our management believed that the attainment of those sales threshold at the time of acquisition was unlikely and valued the contingency at $0.  The sales thresholds were not met, and no consideration was recorded for the contingency.  The equity interest purchase agreement has standard provisions to adjust the purchase price based on the final working capital transferred to the Company.  The purchase price was decreased by $950,000 and was repaid to the Company with the reduction in the loan to the seller.    The 55% purchase price allocation is final and is no longer subject to change.

The Company’s consolidated financial statements for the year ended June 30, 2023, include the actual results of Cygnet and for the year ended June 30, 2022 include the results for Cygnet from April 1, 2022 to June 30, 2022.

On September 1, 2023, the Company completed the acquisition of the remaining 45% interest for structured cash payments equaling $800,000 and 90,909 shares of the Company’s common stock valued at $162,727.

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

LuckyTail

On August 13, 2022, the Company acquired the pet product brand and the rights to the products of LuckyTail from GA Solutions, LLC.

The following table summarizes the consideration transferred to acquire LuckyTail and the amount of identified assets acquired, and liabilities assumed at the acquisition date.

Fair value of consideration transferred:

Cash	$2,000,000
Cash payment, 90 days after close	484,729
Cash payment, 180 days after close	469,924
Contingent consideration	112,685
Cash payment, working capital adjustment	460,901
$3,528,239

Recognized amounts of identifiable assets acquired, and liabilities assumed:

Inventory	$460,901
Trade name	383,792
Customer list	1,834,692
Total identifiable net assets	$2,679,385
Goodwill	$848,854

The business was acquired through an asset purchase agreement, that acquired all elements of a business, including all of the tangible and intangible assets of the LuckyTail business.  The purchase agreement provided for an increase in the purchase price based on the attainment of certain sales thresholds in the first six months.  The Company estimated the value of this at approximately $150,000 at the time of purchase.  The sales calculated to a $112,685 payout and the purchase price was adjusted. The asset purchase agreement has standard provisions to adjust the purchase price based on the final working capital transferred to the Company.   The purchase price was increased by $460,901 for the excess working capital that was transferred in the business and the final purchase price allocation was completed by an independent consulting firm and is no longer subject to change.

The Company’s consolidated financial statements for the year ended June 30, 2023, include the actual results of LuckyTail from August 13, 2022, through June 30, 2023.  The Company recorded interest on the consideration of $63,282 during the year ended June 30, 2023.

The acquisition of LuckyTail provided the Company with a foothold in the pet care industry and a strong presence on Amazon and its eCommerce store, offering nutritional and grooming products domestically and internationally. The acquisition provided both top line growth and improved EBITDA for the Company. These are the factors of goodwill recognized in the acquisition.

E-Core, Technology Inc. and its subsidiaries

On October 21, 2022, the Company acquired E-Core Technology, Inc. (“E-Core”) d/b/a New England Technology, Inc., a Florida corporation (“New England Technology”).

The following table summarizes the consideration transferred to acquire E-Core and the amount of identified assets acquired, and liabilities assumed at the acquisition date.

Fair value of consideration transferred:

Cash	$100,000
Cash payment, 120 days	3,000,000
Note payable	5,189,718
Note payable 2	4,684,029
Convertible note payable, convertible at $4.81 per common share	2,418,860
Common stock, 1,247,402 shares valued at $4.81 per common share, the calculated closing price on October 21, 2022.	6,000,000
$21,039,765

Recognized amounts of identifiable assets acquired, and liabilities assumed:

Cash	$1,014,610
Accounts receivable	6,699,945
Inventory	7,750,011
Prepaid expenses	75,721
Trade name	1,727,249
Customer relationships	5,080,305
Accrued liabilities	(192,051)
Line of credit	(7,201,079)
Total identifiable net assets	$14,635,673
Goodwill	$6,404,092

The business was acquired through membership interest purchase agreement on October 21, 2022.  There was no contingent consideration payable under the asset purchase agreement, although a provision was used to adjust the purchase price based on the final working capital transferred to the Company.  The purchase price was decreased by $33,803, net and was repaid to the Company with an adjustment to the $3,000,000 cash payment.  The final purchase price allocation was completed by an independent consulting firm and is no longer subject to change.

The Company’s consolidated financial statements for the year ended June 30, 2023, include the actual results of E-Core from October 21, 2022, through June 30, 2023.  The Company recorded interest on the consideration of $969,098 during the year ended June 30, 2023.  At June 30, 2023 there was $1,738,295 of unamortized debt discount that will be expensed over the next two years.

The acquisition of E-Core provided the Company with an entrance into the children’s toy sector as well as national retail distribution for owned and non-owned branded products. The acquisition expands the Company’s ability to leverage direct-to-consumer distribution and further develops the broad distribution capabilities of E-Core. These are the factors of goodwill recognized in the acquisition.

Revenue from acquisitions included in the financial statements.

Net revenue included in the financial statements:

	June 30,
	2023	2022
VitaMedica	$7,610,949	$5,124,583
Cygnet	23,996,086	7,934,153
LuckyTail	4,489,384	-
E-Core	36,551,957	-

	$72,648,376	$13,058,736

Consolidated pro-forma unaudited financial statements.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company, VitaMedica, Interactive, Cygnet, LuckyTail and E-Core after giving effect to the Company’s acquisitions as if the acquisitions occurred on July 1, 2021.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on July 1, 2021, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the year ended June 30, 2023 and the year ended June 30, 2022.  The results of operations for VitaMedica and Cygnet are included in the year ended June 30, 2023 and the results of operations for LuckyTail are included from August 13, 2022 to June 30, 2023 and the results of operations for E-Core are included from October 21, 2022 to June 30, 2023.

Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of VitaMedica, Cygnet, LuckyTail and E-Core by approximately $41,363, $175,000, $44,619, and $134,625 per month, respectively.

Pro Forma, Unaudited				Proforma
Year ended June 30, 2023	Upexi, Inc.	LuckyTail	E-Core	Adjustments	Proforma

Net sales	$80,676,509	$892,270	$12,905,836	$	$94,474,615
Cost of sales	$47,118,189	$137,088	$11,177,032	$	$58,432,309
Operating expenses	$41,110,327	$383,476	$1,050,602	$538,116	$43,083,521
Net income (loss) from continuing operations	$(15,422,202)	$371,706	$660,860	$(538,116)	$(14,927,752)
Basic income (loss) per common share	$(0.86)	$-	$0.53	$	$(0.83)
Weighted average shares outstanding	17,877,959	-	1,247,402	(693,001)	18,432,360

Pro Forma, Unaudited						Proforma
Year ended June 30, 2022	Upexi, Inc.	VitaMedica	Cygnet	LuckyTail	E-Core	Adjustments	Proforma

Net sales	$23,065,344	$384,391	$22,583,781	$4,596,641	$50,474,510	$	$101,104,667
Cost of sales	$8,195,735	$93,509	$19,117,296	$802,614	$45,722,296	$	$73,931,450
Operating expenses	$21,358,740	$255,286	$2,086,722	$2,873,631	$3,681,298	$3,767,291	$34,022,969
Net income (loss) from continuing operations	$(5,869,651)	$35,596	$1,147,971	$920,396	$1,178,491	$(3,767,291)	$(6,462,064)
Basic income (loss) per common share	$(0.36)	$0.36	$2.07	$-	$0.86	$	$(0.36)
Weighted average shares outstanding	16,224,520	100,000	555,489	-	1,247,402	(565,750)	18,121,831

VitaMedica amortization expense of $496,356 annually and $41,363 monthly is based on the purchase price allocation report.  For the year ended June 30, 2022, the proforma adjustment included $41,363, one month of amortization expense.

The total weighted average shares includes 560,170 shares of common stock outstanding from October 1, 2021 to June 30, 2022 for the acquisition of Interactive Offers.

The Company estimated the annual Cygnet amortization expense at $2,100,000 annually and $175,000 monthly, based on management’s allocation of the purchase price. For the year ended June 30, 2022, the proforma adjustment included $1,575,000, nine months of amortization expense.

The Company estimated the annual LuckyTail amortization expense at $535,428 annually and $44,619 monthly, based on management’s preliminary allocation of the purchase price. For the year ended June 30, 2023, the proforma adjustment included $66,929 of amortization expense for one and a half months. For the year ended June 30, 2022, the proforma adjustment included $648,000 of amortization and for the year.

The Company estimated the annual E-Core amortization expense at $1,615,500 annually and $134,625 monthly, based on management’s preliminary allocation of the purchase price. For the year ended June 30, 2023, the proforma adjustment included $534,721 of amortization expense, three and  a half months.  For the year ended June 30, 2022, the proforma adjustment included $1,615,500 of amortization expense.

These costs are primarily external legal, accounting and consulting services directly related to completed acquisitions, due diligence, and review of possible target acquisitions.  These acquisition-related costs are included in the general and administrative expenses on the Company’s condensed consolidated statements of operations.

Note 4. Property and Equipment

Property and equipment consist of the following:

	June 30, 2023	June 30, 2022
Furniture and fixtures	$172,663	$51,273
Computer equipment	156,283	103,615
Internal use software	608,949	-
Manufacturing equipment	3,325,525	1,002,796
Leasehold improvements	-	2,144,341
Building	4,923,462	4,656,435
Vehicles	261,362	253,229
Property and equipment, gross	9,455,848	8,211,689
Less accumulated depreciation	(1,921,780)	(872,823)
	$7,526,463	$7,338,866

Depreciation expense for the years ended June 30, 2023 and 2022 was $944,704 and $574,309, respectively.

During the year ended June 30, 2022, the Company sold vehicles with a carrying value of $500 for cash proceeds of $6,000, which resulted in a gain on the disposal of $5,500.

Note 5. Intangible Assets

Intangible assets as of June 30, 2023:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$8,243,897	$1,937,595	$6,306,302
Trade name	5 years	2,574,041	489,341	2,084,700
Non-compete agreements	Term of agreement	143,000	137,042	5,958
Online sales channels	2 years	1,800,000	1,125,000	675,000
Vender relationships	5 years	6,000,000	1,500,000	4,500,000

		$18,760,938	$5,188,978	$13,571,960

For the years ended June 30, 2023 and 2022, the Company amortized approximately $4,208,991 and $979,988, respectively.

The following intangible assets were added during the year ended June 30, 2023, from the acquisitions noted below:

LuckyTail:

Customer relationships	$1,834,692
Trade name	383,792
Intangible Assets from Purchase	$2,218,484

E-Core:

Customer relationships	$5,080,205
Trade name	1,727,249
Intangible Assets from Purchase	$6,807,454

Intangible assets as of June 30, 2022:

	Cost	Accumulated Amortization	Net Book Value
Customer relationships, amortized over four years	$1,329,000	$304,842	$1,024,158
Trade name, amortized over five years	463,000	85,083	377,917
Non-compete agreements, amortized over the term of the agreement	143,000	65,063	77,937
Online sales channels, amortized over two years	1,800,000	225,000	1,575,000
Vender relationships, amortized over five years	6,000,000	300,000	5,700,000

	$9,735,000	$979,988	$8,755,012

The following intangible assets were added during the year ended June 30, 2022, from the acquisition of VitaMedica and Cygnet.

Customer relationships	$1,329,000
Trade name	463,000
Non-compete agreements	143,000
Online sales channels	1,800,000
Vender relationships	6,000,000

Intangible Assets from Purchase	$9,735,000

Future amortization of intangible assets at June 30, 2023 are as follows:

June 30, 2024	$4,456,740
June 30, 2025	3,775,782
June 30, 2026	3,775,782
June 30, 2027	1,538,187
June 30, 2028	25,467
Thereafter	-
$13,571,960

Note 6. Prepaid Expense and Other Current Assets

Prepaid and other receivables consist of the following:

	June 30, 2023	June 30, 2022
Insurance	$187,949	$32,045
Prepayment to vendors	263,652	139,356
Deposits on services	45,678	13,762
Prepaid monthly rent	27,813	6,900
Subscriptions and services being amortized over the service period	-	204,490
Prepaid sales tax	70,021	-
Other deposits	70,826
Stock issued for prepaid interest on convertible note payable	465,595	-
Other prepaid expenses	31,000	364,347
Other receivables	144,765	-

Total	$1,307,299	$760,900

Note 7. Operating Leases

The Company has operating leases for corporate offices, warehouses and office equipment that have remaining lease terms of 1 year to 5 years.

During November 2019, the Company entered into a lease for a Nevada facility that commenced on November 13, 2019, and recorded a right of use asset and corresponding lease liability. The Company uses this leased facility for office, manufacturing, and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component. Lease expense was $568,031 for the year ended June 30, 2022. Lease expenses for the year ended June 30, 2023 are included discontinued operations. The operating lease expired in 2022 and the Company continues to occupy the facility and pays rent on a month-to-month basis.

During May 2021, the Company entered into a lease for an additional Nevada facility that commenced on May 1, 2021, and recorded a right of use asset and corresponding lease liability. The Company uses this leased facility for additional warehouse space. Lease expense was $117,992 for each of the years ended June 30, 2023 and 2022.

During September 2020, the Company entered into a one-year lease for a Colorado facility that commenced on September 1, 2020, and recorded a right of use asset and corresponding lease liability. The Company used this facility for office and manufacturing space. Lease expense was $22,803 for the year ended June 30, 2022.

During November 2018, the Company entered into a lease for equipment that commenced on November 1, 2018, and recorded a right of use asset and corresponding lease liability. Lease expenses were $6,744 and $6,428 for the years ended June 30, 2023 and June 30, 2022, respectively.

On July 1, 2021, the Company entered into a 39-month lease for Florida facility and recorded a right to use asset and corresponding lease liability for Interactive Offers. The Company uses this facility for office space. Lease expense was $39,820 for each of the years ended June 30, 2023 and 2022 and has been included in discontinued operations.

During October 2021, the Company entered into a 3-year lease for a California warehouse. The Company recorded a right of use asset and corresponding lease liability of $295,305. The Company will use this leased facility for assembly and distribution of finished goods. Lease expenses were $105,600 and $79,200 for the years ended June 30, 2023 and 2022, respectively.

On April 1, 2022, the Company acquired Cygnet which had entered into a lease for a Florida facility that commenced on October 8, 2021, and Cygnet had recorded a right of use asset and corresponding lease liability. The lease expires on October 8, 2026. The Company uses this leased facility for warehouse and office space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. Therefore, all lease and non-lease components are combined and accounted for as single lease component. Lease expenses were $102,228 and $21,800 for the years ended June 30, 2023 and 2022, respectively.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of June 30, 2023:

2024	$318,636
2025	143,302
2026	121,273
2027	33,683
2028	-
Total undiscounted future minimum lease payments	616,893
Less: Imputed interest	(34,091)
Present value of operating lease obligation	$582,802

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2023 are:

Weighted average remaining lease term	29 Months
Weighted average incremental borrowing rate	5.0%

For the years ended June 30, 2023 and 2022, the components of lease expense, included general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

	June 30, 2023	June 30, 2022
Operating lease cost:
Operating lease cost	$341,644	$368,680
Amortization of ROU assets	304,827	273,746
Interest expense	35,003	38,290
Total lease cost	$681,474	$680,716

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2023	June 30, 2022
Accrued expenses for loyalty program	$-	$6,418
Accrued interest	655,187	147,887
Accrued vendor liabilities	861,664	-

Accrued sales tax	47,070	108,425
Derivative liability	-	81,909
Accrued expenses from sale of manufacturing operations	1,360,000	-
Other accrued liabilities	441,641	471,993
	$3,365,562	$816,632

Note 9. Convertible Promissory Notes and Notes Payable

	Maturity	June 30,	June 30,
	Date	2023	2022
Convertible Notes:
Promissory Note, 21- month term note, 18.11% interest payable with common stock and subordinate to the Convertible Notes	November 22, 2024	$2,150,000	$-
Convertible Notes, 3-year term note, 8.5% cash interest, 3.5% PIK interest and collateralized with all the assets of the Company	June 28, 2025	-	6,305,406
Less current portion of notes payable		1,254,167	3,125,000
Notes payable, net of current portion		$895,833	$3,180,406

Acquisition Notes:
Convertible Notes, 36-month term notes, 0% cash interest, collateralized with all the assets of the Company	October 31, 2025	3,500,000	-
Subordinated Promissory Notes, 24-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2024	5,750,000	-
Subordinated Promissory Notes, 12-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2023	5,750,000	-
VitaMedica Loan, 1-year term note, 6% interest and is convertible at $5.00 per share	August 1, 2022	-	500,000
Cygnet Loan, 1-year term note, 6% interest and is convertible at $6.00 per share	April 15, 2023	-	1,050,000
Total		$15,000,000	$1,550,000

Discount on acquisition notes payable, current		(93,380)	-
Acquisition notes payable, current		5,750,000	1,550,000
Acquisition notes payable, current net		$5,656,620	$1,550,000

Discount on acquisition notes payable, long-term		(1,644,915)	-
Acquisition notes payable, long-term		9,250,000	-
Acquisition notes payable, long-term net		$7,605,085	$-

Notes Payable:
Marshall Loan, 2-year term note, 8.5% cash interest, 3.5% PIK interest and subordinate to the Convertible Notes	June 28, 2024	1,500,000	-
Mortgage Loan, 10-year term note, 4.8% interest, collateralized by land and warehouse building	September 26, 2032	2,841,566
Promissory Note, 21-month term note, 10% cash interest and subordinate to the Convertible Notes	November 22, 2024	560,000
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2021	3,910,767	4,216,248
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,099,592	1,379,230
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	683,968	850,000
Total notes payable		10,595,893	6,445,478

Discount on notes payable, current		(94,836)	-
Notes payable, current		2,826,213	749,752
Notes payable, current net		$2,731,377	$749,752

Discount on acquisition notes payable, long-term		(23,522)	-
Notes payable, long-term		7,769,679	5,695,726
Notes payable, long-term, net		$7,746,157	$5,695,726

Total convertible notes payable, acquisition notes payable and notes payable		$25,889,239	$14,330,884

Future payments on notes payable are as follows:

For the year ended June 30:
	Note Payable	Convertible Notes	Acquisition Notes Payable	Total
2024	$2,826,213	$1,254,167	$5,750,000	$9,830,380
2025	1,314,931	895,833	5,750,000	7,960,764
2026	1,130,403		3,500,000	4,630,403
2027	1,052,943			1,052,943
2028	784,450			784,450
Thereafter	3,486,952			3,486,952
	$10,595,892	$2,150,000	$15,000,000	$27,745,892

Note original discount	$-	$(118,358)	$(1,738,295)	$(1,856,653)
	$10,595,892	$2,031,642	$13,261,705	$25,889,239

Convertible Notes Payable:

In June 2022, the Company entered into a securities purchase agreement with two accredited investors pursuant to which the Company could receive up to $15,000,000 during the following twelve months of the agreement. The Company received $6,678,506 for Convertible Notes in the original principal amount of $7,500,000 (the “Convertible Notes”), representing the original purchase amount, less fees, costs and a $500,000 holdback by the investors. In addition to the Convertible Notes, the investors received Common Stock Purchase Warrants (the “Warrants”) to acquire an aggregate of 56,250 shares of common stock. The Warrants are exercisable for five years at an exercise price of $4.44 per share, provide customary anti-dilution protection, and an investor put right to require the Company to redeem the Warrants for a total of $250,000.  There was a loss of $1,770 for the change in the derivative liability for the period ended March 31, 2023.  On October 31, 2022, the Company entered into a letter agreement with the accredited investors in which all amounts owed were paid in full and the related convertible notes and all security interests were cancelled. Additionally, the Company terminated the related Form S-3 registration statement.

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

Acquisition Notes Payable:

On August 1, 2021, the Company entered into a non-negotiable convertible promissory note related to the purchase of VitaMedica in the original principal amount of $500,000 (“VitaMedica Note”), convertible at $5.00 per share for a total of 100,000 shares of Company Common Stock. The Company repaid the note in full during August of 2022.

On April 15, 2022, the Company entered into a non-negotiable convertible promissory note in the original principal amount of $1,050,000, as adjusted, (“Cygnet Note”) which can be converted into common stock of the Company at a price of $6.00 per share and is payable in full, to the extent not previously converted, on April 15, 2023. The Company repaid the note in full plus all outstanding accrued interest during April 2023.

The Company and its wholly owned subsidiary, Upexi Enterprises, LLC entered into a securities purchase agreement with E-Core Technology, Inc. d/b/a New England Technology, Inc., a Florida corporation, and its three principals. The Company entered into a series of promissory notes with the principal parties: (a) promissory notes in the total original principal amount of $5,750,000 payable upon maturity with a term of 12 months at an interest rate of 4%, $600,000 of which shall be satisfied through the cancellation of an equal amount owed by one of the principals to the Company; (b) promissory notes in the total original principal amount of $5,750,000 payable upon maturity with a term of 24 months at an interest rate of 4%; and (c) promissory notes in the original principal amounts of $3,500,000 with a term of 36 months at an interest rate of 0%. The principals may convert the notes into shares of the Company’s restricted common stock at a conversion price equal to $4.81. If the principals do not exercise their conversion rights, the principal balance of the notes will be paid in 12 equal monthly payments commencing on the two-year anniversary of the issuance of the notes, subject to adjustments based on the Company’s EBITDA over the term of the notes.

Notes Payable:

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

There were certain loan outstanding prior to the acquisition of Cygnet Online prior to acquisition and continued to be outstanding post acquisition.

•

Cygnet Online, entered into a loan for $4,436,900 with the Small Business Administration. The promissory note has a scheduled payment commencing on November 6, 2021, consisting of principal and interest. The interest rate is adjustable of prime plus 2.5% and is currently at 10.25%. The balance of the principal and interest will be payable ten years from the date of the promissory note.

•	Cygnet Online, entered into a 60 month inventory consignment note with the first payment due June 30, 2022. The note bears interest at 3.5% per annum.

•

Cygnet Online, executed a promissory note in the amount of $850,000 payable in six annual installments of principal and interest, the final payment due December 1, 2027. The note bears interest at 3.5% per annum.

Note 10. Related Party Transactions

The Company purchased Interactive Offers, Interactive Offers, LLC, a Delaware limited liability company The Company’s CEO and Chairman, Allan Marshall, is the controlling stockholder and the president of MFA Holdings Corp., which owned 20% of the outstanding membership interests in Interactive.

During the year ended June 30, 2022, the Company entered into a promissory note with Allan Marshall, CEO of the Company. The loan was for $1,500,000 and has a two-year term with an interest rate of 8.5% per annum with an additional PIK of 3.5% per annum.

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

On June 28, 2021, and the Company completed the sale of 2,530,000 shares of Common Stock to the Underwriters, which includes 330,000 shares sold upon the full exercise of the option, for total gross proceeds of approximately $12,650,000. After deducting the underwriting commissions, discounts, and offering expenses payable by the Company, the Company received net proceeds of $10,950,315.  This registration is no longer effective.

During the year ended June 30, 2021, the Company issued 526,404 shares of common stock for the acquisition of Infusionz. The shares were valued at $1,235,124 and the Company issued 306,935 of the Company’s stock on September 1, 2021, for the remaining acquisition liability of $1,764,876. In addition, the Company issued 83,334 shares of common stock valued at $127,500 for acquisition costs.

During the year ended June 30, 2022:

The Company issued 306,945 shares of common stock for the acquisition of Infusionz, the shares were valued at $1,764,876.

The Company issued 100,000 shares of common stock for the acquisition of VitaMedica, the shares were valued at $482,000.

During the year ended June 30, 2023:

The Company issued 1,247,403 shares of common stock for the acquisition of E-Core Technologies Inc., a Florida corporation, valued at $6,000,000.

The Company issued 134,000 shares of common stock for prepayment of interest on a note payable.  The shares were valued at $607,020 or $4.52 per common share and recorded as prepaid interest as the shares were issued at that time.

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

In September of 2023, the Company issued 90,909 shares of common stock for the purchase of the remaining 45% of Cygnet Online, LLC.  The shares were valued at $162,727 or $1.79 per common share.

Note 12. Stock Based Compensation

The Company has established a Company an incentive plan, 2019 Equity Incentive Plan (the “2019 Plan”). The plan grants incentives to select persons who can make, are making and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restructured stock. The 2019 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2019 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2019 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2019 Plan. On February 8, 2021, the Shareholders consented, and the Board of Directors approved, the amendment of the 2019 Plan to increase the maximum number of Shares that may be issued thereunder by 2,777,778 Shares to 5,555,555 Shares. On May 24, 2022, the Shareholders consented, and the Board of Directors approved the amendment of the 2019 Plan to increase the maximum number of Shares that may be issued thereunder by 4,444,445 Shares to 10,000,000 Shares.

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

The following table reflects the continuity of stock options for the year ended June 30, 2023, and 2022:

A summary of stock option activity is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2021	2,089,000	$1.55	7.49	$9,689,865
Granted	2,302,000	4.36	10	-
Forfeited	(111,112)	1.53	-	-
Outstanding at June 30, 2022	4,279,888	$3.05	7.42	$4,919,182
Granted	1,043,000	4.63	10	-
Forfeited	(483,610)	1.53	-	-
Outstanding at June 30, 2023	4,839,278	$3.31	6.23	$1,342,280
Options exercisable at June 30, 2023 (vested)	4,349,799	$3.12	6.41	$3,131,855
Options exercisable at June 30, 2022 (vested)	2,987,772	$2.43	7.57	$7,977,353

The average fair value of stock options granted was estimated to be $4.63 per share for the period ended June 30, 2023, and the closing stock price on June 30, 2023, was $2.25 per common share.

The average fair value of stock options granted was estimated to be $4.36 per share for the period ended June 30, 2022, and the closing stock price on June 30, 2022, was $4.20 per common share.

Stock-based compensation expense attributable to stock options was approximately $3,664,538 and $2,755,016 for the years ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was approximately $1,454,613 unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 2 years.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended June 30, 2023 and 2022.

	June 30, 2023	June 30, 2022
Dividend rate	-	-
Risk free interest rate	2.70%-4.38%	0.69%-2.91%
Expected term	6.5	6.5
Expected volatility	68% - 117%	69%
Grant date stock price	$1.62 – 5.30	$4.18 – 5.34

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended June 30, 2023, and 2022, respectively.

There were 4,648,624 shares available for issuance as of September 27, 2023, under the 2019 Plan as amended.

13. Income Taxes

The components of the provision for income taxes are as follows:

	2023	2022

Current tax provision	$349,260	$80,769
Deferred tax provision	(3,601,298)	(599,167)

Provision for income taxes (benefit)	$(3,049,293)	$(518,398)

The differences between income taxes calculated at the statutory US federal income tax rate and the Company’s provision for income taxes are as follows:

	2023	2022

Income tax provision at statutory federal and state tax rate	21.00%	21.00%
State taxes, net of federal benefit	5.04%	(2.70)%
Nondeductible expense	(0.24)%	2.79%
Tax return to provision	(2.67)%	-%
State tax rate change	1.81%	%
Other, net	0.90%	0.72%
Valuation allowance	-%	-%

Provision for income taxes	25.83%	20.37%

The net deferred income tax asset balance related to the following:

	2023	2022

Net operating losses carry forward	$752,863	$296,352

Reward points	-	1,536
Inventory write off	-	11,965
Impairment loss – Interactive Offers	1,015,997
Intangible assets	1,714,8701	691,411
Stock Options	1,999,688	887,550
Allowance for doubtful accounts	56,112	13,760
Accrued compensation	19,323	19,970
Deferred revenue	18,196	80,215
Other, net	7	-
Valuation allowances	-	-

Deferred tax asset	$5,604,056	$2,002,759

There were approximately $3,097,791 and $1,411,198 of losses available to reduce federal taxable income in future years and can be carried forward indefinitely as of June 30, 2023 and June 30, 2022 respectively.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of June 30, 2023 and 2022, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. The Company determined that it is more likely than not that the Company will have future taxable income. The Company used $2,506,514 of the federal net operating loss carryover during the year ended June 30, 2022.

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

Note 15. Significant Customers

The Company had significant customers during the year ended June 30, 2023. A significant customer is defined as one that makes up ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the year end.  The Company had no significant customers during the year ended June 30, 2022.

Net revenues for the year ended June 30, 2023, include revenues from significant customers in the product segment as follows:

June 30, 2023
Customer A	7.7%
Customer B	4.6%
Customer C	18.2%

Accounts receivable balances as of June 30, 2023, from significant customers are as follows:

June 30,
2023
Customer A	30%
Customer B	13%

Note 16.  Discontinued Operations – Sale of Infusionz to Bloomios

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

At closing, the Company provided working capital, in the form of inventory, in excess of the working capital agreement and during the transition period, there are certain expenses and purchases incurred that are to be netted against funds collected on behalf of the buyer.  June 30, 2023, there was a receivable balance from the buyer of 845,443, net of a reserve of $931,613.

Advance for payroll	$50,000
Operating expense	652,891
Management fees	685,600
Excess working capital	388,565
Accrued Interest	247,885
Subtotal due from Bloomios	$2,024,941
Reserve	1,179,498
Total due from Bloomios	$845,443

For several reasons, including but not limited to the non-payment per the terms of several agreements and the continuous delay in getting the business transitioned, the Company notified Bloomios of its termination of the transition agreement.  Management accrued a reserve on the receivable balance of $1,179,498 leaving a receivable balance of $845,443 on June 30, 2023.  Accrued interest and the gain from the original issue discount were reversed and the remaining balance was expensed to loss from discontinued operations.

These are recorded on the balance sheet as due from Bloomios.

Investments - Bloomios:

Senior secured convertible debenture, net of unamortized original issue discount	$5,218,209
Series D convertible preferred stock	8,500,000
Convertible Secured Subordinate Promissory Note	5,000,000
Reserve on Investments - Bloomios	(18,718,209)
Total Investments - Bloomios	$-

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

 Convertible Secured Subordinate Promissory Note

The note has an interest rate of eight and one-half percent (8.5%) per annum and requires Bloomios to make a prepayment to the note in the amount equal to 40% of the net proceeds received by Bloomios in connection with any offering of securities conducted in connection with an up listing.  Interest is due monthly and the note is convertible, at the Company’s option, into shares of Bloomios common stock at a conversion price of $5.00 per share subject to adjustments.   The full principal and interest is due on or before October 26, 2024.

The note is secured by a subordinated security interest in all assets of Infusionz pursuant to a certain pledge and security agreement, dated as of October 26, 2022, which security interest shall rank junior to all liens and security interests granted by Bloomios to the senior secured convertible note, which the Company is a holder of a portion of this security.

Summary of discontinued operations:

	Year ended June 30,
	2023	2022
Discontinued Operations
Revenue	$3,042,878	$19,327,469
Cost of sales	$1,803,643	$10,743,028
Sales, general and administrative expenses	$1,300,102	$1,850,010
Depreciation and amortization	$10,576	$726,195
Income (loss) from discontinued operations, net of tax	$(338,418)	$4,983,781
Accounts receivable net of allowance for doubtful accounts	$-	$941,465
Fixed assets, net of accumulated depreciation	$-	$670,528
Total assets	$-	$8,330,573
Total liabilities	$-	$167,008

Note 17. Assets Held for Sale

 On August 31, 2023, the Company sold Interactive offers to Amplifyir Inc.  The purchase price is $1,250,000 with a provision to adjust the final purchase price based on the business being transferred to Amplifyer Inc. with a net zero working capital.  In addition, the Buyer is obligated to pay the Company two-and one-half percent (2.5%) of certain advertising revenues of Interactive for a two-year period post-closing.  Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded from both continuing operations and segment results for all periods presented.

Summary of discontinued operations:

	Year ended June 30,
	2023	2022
Discontinued Operations
Revenue	$1,442,279	$2,192,183
Cost of sales	$446,332	$457,361
Sales, general and administrative expenses	$2,118,480	$2,442,019
Depreciation and amortization	$607,103	$452,963
Income (loss) from discontinued operations	$(1,729,636)	$(1,160,160)
Accounts receivable net of allowance for doubtful accounts	$67,467	$197,762
Fixed assets, net of accumulated depreciation	$2,835	$4,917
Total assets	$1,026,043	$2,460,411
Total liabilities	$-	$816,321

Note 18. Subsequent Events

On September 1, 2023 (the “Closing Date”), the Company exercised its option to acquire forty-five percent (45%) of the issued and outstanding equity of Cygnet Online, LLC (“Cygnet”) As a result of the foregoing the Company now owns one hundred percent (100%) of the issued and outstanding equity of Cygnet.  In consideration for the September 1, 2023, acquisition the Company paid Hanig Five Hundred Thousand Dollars ($500,000) on the Closing Date, issued Ninety Thousand Nine Hundred and Nine (90,909) shares of the Company’s common stock to Hanig, and agreed to pay Hanig Three Hundred Thousand Dollars ($300,000) on the one-year anniversary of the Closing Date.

On August 31, 2023, Upexi, Inc. (the “Company”) entered into an Equity Interest Purchase Agreement (“EIPA”) pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity (the “Interests”) of its wholly owned subsidiary Interactive Offers, LLC (“Interactive”) to Amplifyir Inc. (the “Buyer”).  The purchase price for the Interests was One Million Two Hundred Fifty Thousand Dollars ($1,250,000), subject to certain customary post-closing adjustments.  In addition, the Buyer is obligated to pay the Company two-and one-half percent (2.5%) of certain advertising revenues of Interactive for a two-year period post-closing.

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

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (““COSO””) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting were effective as of June 30, 2023.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2023. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

(i)

Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies and to implement additional levels in the review process and the implementation of the new ERP for all subsidiaries; and

(ii)

We will attempt to implement the remediation efforts set out herein by the end of the 2024 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended June 30, 2023 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. The Company has added significant qualified resources to ensure proper segregation of duties and proper review of the financial reporting policies and procedures.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Allan Marshall	Chief Executive Officer, Chairman of the Board	56	May 17, 2019

Andrew Norstrud	Chief Financial Officer, Director	50	April 1, 2020

Gene Salkind	Director	69	January 1, 2021

Thomas C. Williams	Director	63	January 1, 2021

Lawrence H Dugan	Director	56	January 1, 2021

____________

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Allan Marshall, 56, Chief Executive Officer, Director. Mr. Marshall joined the Company as CEO in May of 2019 and was previously retired prior to joining the Company working as a serial entrepreneur with a focus on development stage companies in hyper growth industries, with the past several years focusing on the technology and cannabis industries. Mr. Marshall is often the driving force behind the organization for its initial growth and funding strategies. Mr. Marshall began his career in the transportation and logistics industry. Mr. Marshall founded Segmentz, Inc. in November of 2000 and served as the Chief Executive Officer, successfully acquiring five distinct logistic companies, raised more than $25,000,000 of capital, creating the infrastructure and business foundation that is now XPO Logistics, Inc. (NYSE: XPO) with revenues in excess of $17 billion. Prior to Segmentz, Mr. Marshall founded U.S. Transportation Services, Inc. (“UST”) in 1995, whose main focus was third party logistics. UST was sold to Professional Transportation Group, Inc. in January 2000 and Professional Transportation Group ceased business in November 2000. Prior to 1995, Mr. Marshall served as Vice President of U.S. Traffic Ltd, a Canadian company, where he founded their United States logistics division and had previously founded a successful driver leasing company in Toronto, Ontario, Canada.

Andrew J. Norstrud, 50, Chief Financial Officer, Director. Mr. Norstrud joined Upexi, Inc. in July of 2019 as a consultant and became the Chief Financial Officer in April of 2020 and a Director as of January 2020. Prior to joining Upexi, Inc., Mr. Norstrud worked as a consultant through his own consulting firm.  Mr. Norstrud served as the Chief Financial Officer for Gee Group Inc. from March 2013 until June 2018. Mr. Norstrud also served Gee Group as CEO from March 7, 2014 until April 1, 2015. Mr. Norstrud served as a director of GEE Group Inc. from March 7, 2014 until August 16, 2017. Prior to GEE Group Inc., Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013. From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak. Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc. (XPO Logistics), and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building a financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida. Mr. Norstrud is a Florida licensed Certified Public Accountant.

Gene Salkind, 69, Director. Gene Salkind, M.D. has been a practicing neurosurgeon for more than 35 years outside of Philadelphia, PA. He graduated from the University of Pennsylvania in 1974 with a B.A., Cum Laude, and received his medical degree from the Lewis Katz School of Medicine in 1979. He returned to the University of Pennsylvania for his neurosurgical residency and in 1985 was selected as the Chief Resident in Neurosurgery at the Hospital of the University of Pennsylvania. Since that time, he has been in a university affiliated practice of general neurological surgery. He is currently the Chief of Neurosurgery at Holy Redeemer Hospital and has also been the Chief of Neurosurgery at Albert Einstein Medical Center and Jeanes Hospital in Philadelphia. He has authored numerous peer reviewed journal articles and has given lectures throughout the country on various neurosurgical topics. He has held professorships at the University of Pennsylvania, the Allegheny Health Education and Research Foundation, and currently at the Lewis Katz School of Medicine.

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

Thomas Williams, 63, has over 35 years of experience in the insurance industry. He has served in multiple roles in both originations and the administration side of operations. Mr. Williams has a specialization in providing securitization mechanisms of illiquid insurance assets. Thomas was with Smith Barney for his training on the capital markets and insurance industries.

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

Mr. Williams completed a training program at Northwestern’s Kellogg Business School for Corporate Governance in Public Companies in 2013.

Lawrence H Dugan, 56, Director. Mr. Dugan is a partner with the accounting firm Dorra & Dugan and has been since 1996. Mr. Dugan graduated from the University of Central Florida in 1989. Mr. Dugan is a Florida licensed Certified Public Accountant.

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

Our audit committee is responsible for: (1) the integrity of the Company’s financial statements, (2) the effectiveness of the Company’s internal control over financial reporting, (3) the Company’s compliance with legal and regulatory requirements, (4) the independent registered public accounting firm’s qualifications and independence, (5) and the performance of the Company’s independent registered public accountants and (6) preparation of the audit committee report as required to be included in the Company’s annual proxy statement. The Audit Committee Charter is filed as Exhibit 10.8 to this form 10K.

The audit committee met five times during the years ended June 30, 2023 and 2024

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

The compensation committee met three times during the year ended June 30, 2023 and twice during the year ended June 30, 2022.

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

The nomination committee met twice during the years ended June 30, 2023 and 2022.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers;

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allan Marshall, CEO, and Director	2023	840,000	341,068					90,000	1,271,068
	2022	840,000	1,096,000		2,977,300			90,000	5,003,300

Andrew Norstrud, Chief Financial Officer	2023	250,000	150,000					30,000	430,000
	2022	250,000	200,000		476,400			30,000	956,400

Anthony Bazan, COO (2)	2023	294,800							294,800

Robert Hackett, President(1)	2022	125,000	50,000						175,000

_____________

(1)	Robert Hackett resigned all positions with the Company on September 26, 2022.

(2)	Anthony Bazan resigned all positions with the Company on June 15, 2023.

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

(3)

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

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of June 30, 2023:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Allan Marshall, CEO, and Director	1,197,917	52,083	-	$4.18	7/21/2031	-	-	-	-
	833,333	-	-	$1.53	6/1/2029	-	-	-	-

Andrew Norstrud, Chief	191,667	8,333	-	$4.18	7/21/2031	-	-	-	-
Financial Officer and Director	166,667	-	-	$1.53	2/1/2031	-	-	-	-
	388,889	-	-	$1.53	6/1/2029	-	-	-	-

Gene Salkind, Director	25,000	25,000	-	$3.87	9/30/2027	-	-	-	-
	47,917	2,083	-	$4.18	7/21/2031	-	-	-	-
	27,778	-	-	$1.53	2/1/2031	-	-	-	-

Tomas C. Williams, Director	25,000	25,000	-	$3.87	9/30/2027	-	-	-	-
	47,917	2,083	-	$4.18	7/21/2031	-	-	-	-
	27,778	-	-	$1.53	2/1/2031	-	-	-	-

Lawrence H Dugan, Director	25,000	25,000	-	$3.87	9/30/2027	-	-	-	-
	47,917	2,083	-	$4.18	7/21/2031	-	-	-	-
	27,778	-	-	$1.53	2/1/2031	-	-	-	-

____________

Directors Compensation

Our directors also receive cash compensation of $5,000 per quarterly board meeting and receive $5,000 up to $7,000 per year for being a committee chair.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the ownership, as of September 27, 2023, of our Common Stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of September 27, 2023, there were 20,306,870 shares of our Common Stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of the prospectus. Unless otherwise indicated, the address for each beneficial owner is c/o Upexi, Inc., 3030 North Rocky Point Drive Suite 420, Tampa, Florida 33607.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Allan Marshall	5,052,389	(2)	22.57%
Gene Salkind	2,554,330	(3)	12.51%
Andrew Norstrud	1,061,112	(4)	5.04%
Lawrence Dugan	134,723	(5)	*%
Thomas Williams	106,945	(6)	*%
Directors and Executive Officers as a Group	8,909,498		37.97%

 __________

*	Represents less than 1% of the number of shares of our Common Stock outstanding

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on September 27, 2023. As of September 27, 2023, there were 20,306,870 shares of our company’s Common Stock issued and outstanding.

(2)

Represents (i) 2,691,278 shares of Common Stock, (ii) 2,083,333 shares issuable upon the exercise of stock options that are exercisable within 60 days, (iii) 277,778 shares issuable upon the conversion of preferred stock.

(3)

Represents (i) 2,447,385 shares of Common Stock and (ii) 106,945 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 20,833 shares issuable upon vesting and exercise of remaining stock option.

(4)	Represents (i) 305,556 shares of Common Stock and (ii) 755,556 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(5)

Represents (i)27,778 shares of Common Stock and (ii) 106,945 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 20,833 shares issuable upon vesting and exercise of remaining stock option.

(6)	Represents 106,945 shares issuable upon the exercise of stock option that are exercisable within 60 days. Does not include 20,833 shares issuable upon vesting and exercise of remaining stock option.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	4,839,278	$3.31	4,648,624

Total	4,839,278	$3.31	4,648,624

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our Common Stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended June 30, 2023 and June 30, 2022, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

The Board of Directors has determined that Gene Salkind, Lawrence Dugan and Thomas Williams are independent directors under the listing standards. Gene Salkind owns greater than ten percent (10%) of the voting securities of the Company.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2023, and 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2023	June 30, 2022
Audit Fees	$188,000	$160,000
Audit Related Fees and Acquisition Audit Fees	189,420	137,800
Tax Fees	136,600	122,500
All Other Fees
Total	$514,020	$420,300

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Index
						Filed or
		Incorporation by Reference				Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1(a)	Amended and Restated Articles of Incorporation	S-1	333-255266	3.1	4/15/2021
3.1(b)	Certificate of Amendment to Articles of Incorporation	8-K	001-40535	3.1	8/17/2022
3.2	Amended Bylaws	S-1	333-255266	3.2	4/15/2021
4.1	Specimen of Stock Certificate	S-1	333-255266	4.6	4/15/2021
4.2	2019 Convertible Note issued by Registrant in favor Jeff M. Bishop	S-1	333-255266	4.1	4/15/2021
4.3	2019 Convertible Note issued by Registrant in favor Kyle Dennis	S-1	333-255266	4.2	4/15/2021
4.4	2019 Convertible Note issued by Registrant in favor Jason Bond	S-1	333-255266	4.3	4/15/2021
4.5	Promissory Note, Paycheck Protection Program, dated April 28, 2020, issued by Registrant in favor of Bank of the West	S-1	333-255266	4.4	4/15/2021
4.6	Loan Authorization and Agreement, dated May 30, 2020, by and between Registrant and the U.S. Small Business Administration	S-1	333-255266	4.5	4/15/2021
4.7	Promissory Note, Paycheck Protection Program, dated May 13, 2020, issued by Infusionz LLC in favor of Newtek Small Business Finance, LLC	S-1	333-255266	4.7	4/15/2021
4.8	Form of Representative's Warrant Agreement	S-1	333-255266	4.8	4/15/2021
4.9	Form of 2021 Convertible Promissory Note	S-1	333-255266	4.9	4/15/2021
4.10	Form of Senior Secured Convertible Note	8-K	001-40535	10.2	7/1/2022
4.11	Form of Common Stock Purchase Warrant by and between the Registrant and certain of its investors.	8-K	001-40535	10.3	7/1/2022
4.12	Note Conversion Agreement dated June 29, 2021	8-K	011-40535	10.1	7/2/2021
4.13	Registration Rights Agreement dated June 28, 2022	8-K	001-40535	10.5	7/1/2022
10.1	Upexi, Inc. 2019 Incentive Stock Plan (Amended and Restated as of February 8, 2021)	S-1	333-255266	10.1	4/15/2021
10.2	Form of Nonqualified Stock Option Agreement	S-1	333-255266	10.2	4/15/2021
10.3	Agreement and Plan of Merger Infusionz LLC	S-1	333-255266	2.1	4/15/2021
10.4	Securities Purchase Agreement, dated as of February 2, 2021, by and between the Registrant and Allan Marshall	S-1	333-255266	10.4
10.5	Securities Purchase Agreement, dated June 28, 2022, by and among the Registrant and certain of its investors.	8-K	001-40535	10.1	7/1/2022
10.6	Promissory Note dated June 28, 2022, by and between Registrant and Allan Marshall	8-K	001-40535	10.4	7/1/2022
10.7	Equity Interest Purchase Agreement, dated October 19, 2021, by and among Grove, Inc., Gyprock Holdings LLC, MFA Holdings Corp. and Sherwood Ventures, LLC.	8-K	001-40535	2.1	10/21/2021
10.8	Asset Purchase Agreement, dated August 1, 2021, by and among Registrant, Grove Acquisition Subsidiary, Inc., VitaMedica Corporation, David Rahm and Yvette La-Garde.	8-K	001-40535	2.1	8/6/2021
10.9+	Employment Agreement, dated February 1, 2021, between Registrant and Andrew J. Norstrud	S-1	333-255266	10.5	4/15/2021
10.10+	Employment Agreement, dated March 15, 2021, between Registrant and Allan Marshall	S-1	333-255266	10.6	4/15/2021
10.11+	Executive Employment Agreement dated May 3, 2021 between the Company and Robert Hackett	S-1	333-255266	10.7	4/15/2021
10.12	Securities Purchase Agreement, effective April 1, 2022, by and among Registrant, Eric Hanig and Cygnet Online, LLC.	10-K	333-255266	10.12	9/28/2022
10.13	Asset Purchase Agreement, dated August 12, 2022, by and among Upexi Pet Products and GA Solutions, LLC	10-K	333-255266	10.13	9/28/2022
10.14	Loan Agreement, dated October 19, 2022, between Registrant and its indirect wholly owned subsidiary Upexi 17129 Florida, LLC, and Professional Bank.					x
10.15	Promissory Note (entered into in connection with October 19 Loan Agreement)					x
10.16	Securities Purchase Agreement, dated October 31, 2022, between Registrant and its wholly owned subsidiary Upexi Enterprise, LLC, and E-Core Technology, Inc. d/b/a New England Technology, Inc, and David Romano	10-Q	001-40535	10.1	2/15/2023
10.17	Form of Note A dated February 22, 2023	8-K	001-40535	10.1	2/24/2023
10.18	Form of Note B dated February 22, 2023	8-K	001-40535	10.1	2/24/2023
10.19	Form of Securities Purchase Agreement, dated May 11, 2023, between Registrant and certain accredited investors	8-K	001-40535	10.1	5/15/2023
10.20	Form of Placement Agency Agreement, dated May 11, 2023, between Registrant and A.G.P./Alliance Global Partners and Paulson Investment Company, LLC	8-K	001-40535	1.1	5/15/2023
10.21	Form of Placement Agent Warrants (issued in connection with the May 11 Placement Agency Agreement)	8-K	001-40535	4.1	5/15/2023
10.22	Equity Interest Purchase Agreement, dated August 31, 2023, between Registrant and Amplifyir Inc.	8-K	001-40535	2	9/6/2023
10.23	Exercise of Option to Acquire Cygnet Online, LLC, dated September 1, 2023, between Registrant and Eric Hanig					x
10.24	Grove Inc. 2019 Amended and Restated Stock Incentive Plan, effective May 24, 2022	S-8	333-273859	4.7	8/9/2023
10.25	Audit Committee Charter					x
10.26	Compensation Committee Charter					x
10.27	Nominating Committee Charter					x
14.1	Code of Business Conduct and Ethics					x
14.2	Whistleblower Policy					x
21.1	List of Subsidiaries of Registrant					x
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					x
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					x

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

UPEXI INC.
(Registrant)

Dated: October 2, 2023	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 2, 2023	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 2, 2023	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 2, 2023	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: October 2, 2023	/s/ Gene Salkind
Gene Salkind
Director

Dated: October 2, 2023	/s/ Thomas C. Williams
Thomas C. Williams
Director

Dated: October 2, 2023	/s/ Laurence H. Dugan
Laurence H. Dugan
Director

