Form 10-Q
period 2023-09-30
UPEXI, INC.
filed 2023-11-20
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 17, 2023, the registrant had 20,306,870 shares of common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPEXI, INC.

Interim Unaudited Condensed Consolidated Financial Statements

For the Three Month Periods Ended September 30, 2023 and 2022

UPEXI, INC.
CONDENSED CONSOLDIATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
	2023	2023

ASSETS
Current assets
Cash	$417,108	$4,492,291
Accounts receivable	9,756,622	7,163,564
Inventory	13,786,262	11,557,128
Due from Bloomios	-	845,443
Prepaid expenses and other receivables	957,584	1,307,299
Current assets of discontinued operations	-	89,989
Total current assets	24,917,576	25,455,714

Property and equipment, net	7,744,874	7,526,463
Intangible assets, net	12,385,139	13,571,960
Goodwill	11,719,155	10,251,281
Deferred tax asset	6,076,423	5,604,056
Other assets	365,060	96,728
Assets held for sale	-	936,054
Right-of-use asset	2,037,515	410,811
Total other assets	40,328,166	38,397,353

Total assets	$65,245,742	$63,853,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,638,195	$3,969,746
Accrued compensation	513,934	533,842
Deferred revenue	153,769	-
Accrued liabilities	3,883,842	3,365,562
Acquisition payable	300,000	-
Current portion of notes payable	4,255,357	1,302,021
Current portion of convertible notes payable	-	1,254,167
Current portion of acquisition note payable	5,656,620	5,656,620
Current portion of related party note payable	-	1,429,356
Line of Credit	118,001	882,845
Current portion of operating lease payable	517,099	419,443
Current liabilities of discontinued operations	-	792,408
Total current liabilities	20,036,817	19,606,010

Operating lease payable, net of current portion	1,600,489	163,359
Related party note payable	1,444,493	-
Convertible notes payable	2,150,000	895,833
Acquisition notes payable, net of current	7,968,497	7,605,085
Notes payable, net of current portion	4,475,450	7,746,157
Total long-term liabilities	17,638,929	16,410,434

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, and 500,000 and 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value, 100,000,000 shares authorized, and 20,306,870 and 16,713,345 shares issued and outstanding, respectively	20,307	20,216
Additional paid in capital	52,106,752	51,522,229
Accumulated deficit	(24,557,563)	(23,201,175)
Total stockholders' equity attributable to Upexi, Inc.	27,569,996	28,341,770
Non-controlling interest in subsidiary		(505,147)
Total stockholders' equity	27,569,996	27,836,623

Total liabilities and stockholders' equity	$65,245,742	$63,853,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2023	2022

Revenue
Revenue	$27,347,642	$11,218,799

Cost of Revenue	18,639,793	5,401,316

Gross profit	8,707,849	5,817,483

Operating expenses
Sales and marketing	2,848,667	1,727,469
Distribution costs	2,850,616	2,487,834
General and administrative expenses	2,255,928	2,127,846
Share-based compensation	421,887	927,326
Amortization of acquired intangible assets	1,186,821	729,909
Depreciation	286,084	194,497
	9,850,003	8,194,881

Loss from operations	(1,142,154)	(2,377,398)

Other expense (income), net
Change in derivative liability	-	(1,770)
Interest expense, net	874,185	433,478

Other expense (income), net	874,185	431,708

Loss from operations before income tax	(2,016,339)	(2,809,106)
Gain (Loss) from the sale of Interactive Offers	380,624	-
(Loss) income from discontinued operations	(193,040)	(644,615)
Income tax benefit	472,367	708,201
Net (loss) income	(1,356,388)	(2,745,520)

Net loss attributable to noncontrolling interest	-	148,005

Net (loss) income attributable to Upexi, Inc.	$(1,356,388)	$(2,597,515)

Basic and Diluted loss per share:
(Loss) income per share from continuing operations	$(0.07)	$(0.16)
(Loss) income per share from discontinued operations	$(0.01)	$(0.04)
Total (loss) income per share	$(0.07)	$(0.16)

Basic weighted average shares outstanding	20,244,618	16,713,345
Fully diluted weighted average shares outstanding	20,244,618	16,713,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Non-controlling	Total Shareholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Interest	Equity

2022
Balance, June 30, 2022	500,000	$500	16,713,345	$16,713	$34,985,597	$(6,270,886)	$54,820	$28,786,744

Stock based compensation	-	-	-	-	927,326	-	-	927,326

Amortization of common stock issuance for services	-	-			70,350	-	-	70,350

Net income for the three months ended September 30, 2022	-	-	-	-	-	(2,597,515)	(148,005)	(2,745,520)

Balance, September 30, 2022	500,000	$500	16,713,345	$16,713	$35,983,273	$(8,868,401)	$(93,185)	$27,038,900

2023

Balance, June 30, 2023	500,000	$500	20,215,961	$20,216	$51,522,229	$(23,201,175)	$(505,147)	$27,836,623

Issuance of stock and equity for purchase of Cygnet			90,909	91	162,636		505,147	667,874

Stock based compensation	-	-	-	-	421,887	-	-	421,887

Net loss for the three months ended September 30, 2023	-	-	-	-	-	(1,356,388)	-	(1,356,388)

Balance, September 30, 2023	500,000	$500	20,306,870	$20,307	$52,106,752	$(24,557,563)	$-	$27,569,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Month's Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss from operations	$(1,356,388)	$(2,745,520)

Adjustments to reconcile net (loss) income from continuing operations to net cash (used) provided by operating activities:
Depreciation and amortization	1,472,905	924,406
Amortization of loan costs	15,137	49,158
Amortization of consideration discount	(108,955)	-
Change in deferred tax asset	-	(729,483)
Change in derivative liability	-	1,770
Stock based compensation	421,887	927,326
Changes in assets and liabilities, net of acquiried amounts
Accounts receivable	(2,435,858)	(180,525)
Inventory	(1,138,306)	(912,492)
Prepaid expenses and other assets	257,797	(681,964)
Accounts payable and accrued liabilities	690,004	969,770
Accrued liabilities related to acquisition	-	(139,233)
Deferred revenue	19,819	-
Net cash used by operating activities - Continuing Operations	(2,120,290)	(2,516,787)
Net cash (used) provided by operating activities - Discontinued Operations	(223,957)	(4,240)
Net cash (used) provided by operating activities	(2,344,247)	(2,521,027)

Cash flows from investing activities
Proceeds from the sale of Interactive Offers, net of liabilities paid	147,592	-
Acquisition of Lucky Tail	-	(2,000,000)
Acquisition of VitaMedica, Inc., net of cash acquired	-	(500,000)
Acquisition of Cygnet, Inc., net of cash acquired	(500,000)	-
Acquisition of property and equipment	(296,313)	(147,930)
Net cash used in investing activities - Continuing Operations	(648,721)	(2,647,930)
Net cash used in investing activities - Discontinued Operations	-	-
Net cash used in investing activities	(648,721)	(2,647,930)

Cash flows from financing activities
Repayment of related party note payable	-	1,470,000
Payment of note payable	(317,371)	(152,186)
Change in line of credit, net	(764,844)	-
Net cash provided (used) by financing activities - Continuing Operations	(1,082,215)	1,317,814
Net cash provided by financing activities - Discontinued Operations	-	-
Net cash provided (used) by financing activities	(1,082,215)	1,317,814

Net decrease in cash - Continuing Operations	(3,851,226)	(3,846,903)
Net (decrease) increase in cash - Discontinued Operations	(223,957)	(4,240)

Cash, beginning of period	4,492,291	7,149,806
Cash, end of period	$417,108	$3,298,663

Supplemental cash flow disclosures
Interest paid	$94,860	$239,117
Income tax paid	$-	$-
Issuance of common stock for acquisition of Cygnet	$162,727	$-
Issuance of debt for the acquisition payable for Cygnet	$300,000	$-
Bloomios non-cash payment of receivable, net	$845,443	$-
Stock issued for construction services for property and equipment	$-	$70,350

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

Upexi, Inc. (the “Company”) is a Nevada corporation with fourteen active subsidiaries through which the Company primarily conducts its business. The Company’s fourteen active subsidiaries are as follows:

☐	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
	o	SWCH, LLC, a Delaware limited liability company
	o	Cresco Management, LLC, a California limited liability company
☐	Trunano Labs, Inc., a Nevada corporation
☐	MW Products, Inc., a Nevada corporation
☐	Upexi Holding, LLC, a Delaware limited liability company
	o	Upexi Pet Products, LLC, a Delaware limited liability company
☐	VitaMedica, Inc, a Nevada corporation
☐	Upexi Enterprise, LLC, a Delaware limited liability company
	o	Upexi Property & Assets, LLC, a Delaware limited liability company
■ Upexi 17129 Florida, LLC, a Delaware limited liability company
	o	E-Core Technology, Inc.
	o	Upexi Distribution Management LLC, a Delaware limited liability company
☐	Cygnet Online, LLC (“Cygnet”), a Delaware limited liability company.

In addition, the Company has four wholly owned subsidiaries that had no activity during the three months ended September 30, 2023 and September 30, 2022, respectively.

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

Business Acquisitions

On April 1, 2022, the Company entered into a securities purchase agreement with a single investor to acquire 55% of the equity interest in Cygnet Online, LLC, a Delaware limited liability corporation. The agreement also enables the Company to purchase the remaining 45% over the following two years. On September 1, 2023, the Company purchased the remaining 45% of Cygnet Online, LLC for $500000 cash, 90,909 shares of the Company’s common stock and a $300,000 cash payment due on September 1, 2024.

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

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of September 30, 2023 and June 30, 2023.

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

Discontinued Operations

A discontinued operation is a component of an entity that has either been disposed of or that is classified as held for sale, which represents a separate major line of business or geographic area of options and is part of a single coordinated plan to dispose of a separate line of business or geographical area of operations.  In accordance with the rules regarding the presentation of discontinued operations, the assets, liabilities, and activity of Infusionz and certain manufacturing business has been reclassified as discontinued operations for all periods presented.

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

Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements as of and for the three months ended September 30, 2023, and for the three month period ended September 30, 2022 to conform to the presentation as of and for the three months ended September 30, 2023.

Note 2. Acquisitions

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

55% of the business was acquired through a stock purchase agreement on April 1, 2022.  The purchase agreement provided for an increase in the purchase price of up to $700,000 based on the attainment of certain sales threshold in the first year. Our management believed that the attainment of those sales threshold at the time of acquisition was unlikely and valued the contingency at $0.  The sales thresholds were not met, and no consideration was recorded for the contingency.  The equity interest purchase agreement has standard provisions to adjust the purchase price based on the final working capital transferred to the Company.  The purchase price was decreased by $950,000 and was repaid to the Company with the reduction in the loan to the seller.  The 55% purchase price allocation is final and is no longer subject to change.

The Company’s consolidated financial statements for the three months ended September 30, 2023 and 2022, include the actual results of Cygnet.

On September 1, 2023, the Company completed the acquisition of the remaining 45% interest for structured cash payments equaling $800,000 and 90,909 shares of the Company’s common stock valued at $162,727.

Fair value of consideration transferred:

Cash	$800,000
Noncontrolling interest	505,147
Common stock, 90,909 shares valued at $1.79 per common share, the closing price on September 1, 2023.	162,727
$1,467,874

The additional consideration was recorded as goodwill by management and will be subject to change based on the final purchase price allocation.

The acquisition of Cygnet provided the Company with the opportunity to expand its operations as an Amazon and eCommerce seller. The resulting combination increased Cygnet’s product offerings through the Company’s distributors and partnerships as it continues to focus on over-the-counter supplements and beauty products. Cygnet will be the anchor company for Upexi’s Amazon strategy. These are the factors of goodwill recognized in the acquisition.

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

The business was acquired through an asset purchase agreement, that acquired all elements of the business, including all of the tangible and intangible assets of the LuckyTail business.  The purchase agreement provided for an increase in the purchase price based on the attainment of certain sales thresholds in the first six months.  The Company estimated the value of this at approximately $150,000 at the time of purchase.  The sales calculated to a $112,685 payout and the purchase price was adjusted. The asset purchase agreement has standard provisions to adjust the purchase price based on the final working capital transferred to the Company.   The purchase price was increased by $460,901 for the excess working capital that was transferred in the business and the final purchase price allocation was completed by an independent consulting firm and is no longer subject to change.

The Company’s consolidated financial statements for the three months ended September 30, 2023, include the actual results of LuckyTail. The consolidated financial statements for the three months ended September 30, 2022, include the actual results of LuckyTail from August 13, 2022 through September 30, 2022. The Company recorded interest on the consideration of $63,282 during the year ended June 30, 2023.

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

The business was acquired through a membership interest purchase agreement on October 21, 2022. There was no contingent consideration payable under the asset purchase agreement, although a provision was used to adjust the purchase price based on the final working capital transferred to the Company.  The purchase price was decreased by $33,803, net and was repaid to the Company with an adjustment to the $3,000,000 cash payment.  The final purchase price allocation was completed by an independent consulting firm and is no longer subject to change.

The Company’s consolidated financial statements for the three months ended September 30, 2023, include the actual results of E-Core.  The Company recorded interest on the consideration of $969,098 during the year ended June 30, 2023.  At June 30, 2023 there was $1,738,295 of unamortized debt discount that will be expensed over the next two years.

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

Revenue from acquisitions included in the financial statements.

	Three months ended September 30,
	2023	2022
Cygnet	4,669,367	7,247,519
LuckyTail	802,504	824,775
E-Core	17,092,372	-

	$22,564,243	$8,072,294

Consolidated pro-forma unaudited financial statements.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company, LuckyTail and E-Core after giving effect to the Company’s acquisitions as if the acquisitions occurred on July 1, 2022.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on July 1, 2022, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three months ended September 30, 2022, as if the acquisitions occurred on July 1, 2022.  The results of operations for VitaMedica, Interactive and Cygnet are included in the three months ended September 30, 2022 and the results of operations for LuckyTail are included from August 13, 2022 to September 30, 2022.

Operating expenses for the three months ended September 30, 2022 have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of LuckyTail and E-Core by approximately $44,619, and $134,625, per month respectively and $363,415 of interest expense.

Pro Forma, Unaudited				Proforma
Three months ended September 30, 2022	Upexi, Inc.	LuckyTail	E-Core	Adjustments	Proforma

Net sales	$11,218,799	$892,270	$9,420,927	$-	$21,531,996
Cost of sales	$5,501,316	$137,088	$8,208,282	$-	$13,746,686
Operating expenses	$8,194,881	$383,476	$635,608	$834,219	$10,048,184
Net income (loss) from continuing operations	$(2,745,520)	$-	$578,037	$(834,219)	$(2,629,996)
Basic income (loss) per common share	$(0.16)	$-	$0.46	$	$(0.15)
Weighted average shares outstanding	16,713,345		1,247,403		17,960,748

The LuckyTail annual amortization expense is $532,992 annually and $44,619 monthly, based on the allocation of the purchase price. For the one and a half months ended September 30, 2022, the proforma adjustment included $66,624, one and a half months of amortization expense.

The E-Core annual amortization expense is $1,615,500 annually and $134,625 monthly, based on the allocation of the purchase price.  For the three months ended September 30, 2022, the proforma adjustment included $403,875 of amortization expense.

External legal, accounting and consulting services directly related to completed acquisitions, due diligence, and review of possible target acquisitions are included in the general and administrative expenses on the Company’s condensed consolidated statements of operations.

Note 3. Inventory

Inventory consisted of the following:

	September 30, 2023	June 30, 2023
Raw materials	$1,511,123	$-
Finished goods	12,275,139	11,557,128
	$13,786,262	$11,557,128

The Company periodically reviews its inventory and makes adjustments to net realizable value, as appropriate.

During the three months ended September 30, 2023 and 2022, the Company wrote off inventory valued at $54,521 and no inventory write off, respectively.

Note 4. Property and Equipment

Property and equipment consist of the following:

	September 30, 2023	June 30, 2023
Furniture and fixtures	$212,322	$172,663
Computer equipment	157,634	156,283
Internal use software	634,789	608,949
Manufacturing equipment	3,505,272	3,325,525
Leasehold improvements	75,010	-
Building	5,072,381	4,923,462
Vehicles	295,329	261,362
Property and equipment, gross	9,952,738	9,455,848
Less accumulated depreciation	(2,207,865)	(1,921,780)
	$7,744,873	$7,526,463

Depreciation expense for the three months ended September 30, 2023 and 2022 was $286,084 and $194,497, respectively.

Note 5. Intangible Assets

Intangible assets as of September 30, 2023:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$8,243,897	$2,005,602	$6,238,295
Trade name	5 years	2,574,041	1,077,197	1,496,844
Non-compete agreements	Term of agreement	143,000	143,000	-
Online sales channels	2 years	1,800,000	1,350,000	450,000
Vender relationships	5 years	6,000,000	1,800,000	4,200,000

		$18,760,938	$6,375,799	$12,385,139

For the three months ended September 30, 2023 and 2022, the Company amortized approximately $1,186,821 and $729,909, respectively.

Intangible assets as of June 30, 2023:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$8,243,897	$1,937,595	$6,306,302
Trade name	5 years	2,574,041	489,341	2,084,700
Non-compete agreements	Term of agreement	143,000	137,042	5,958
Online sales channels	2 years	1,800,000	1,125,000	675,000
Vender relationships	5 years	6,000,000	1,500,000	4,500,000

		$18,760,938	$5,188,978	$13,571,960

The following intangible assets were added during the year ended June 30, 2023, from the acquisitions noted below:

LuckyTail:

Customer relationships	$1,834,692
Trade name	383,792
Intangible Assets from Purchase	$2,218,484

E-Core:

Customer relationships	$5,080,205
Trade name	1,727,249
Intangible Assets from Purchase	$6,807,454

The following intangible assets were added during the year ended June 30, 2022, from the acquisition of VitaMedica, Interactive and Cygnet.

Customer relationships	$1,329,000
Trade name	463,000
Non-compete agreements	143,000
Online sales channels	1,800,000
Vender relationships	6,000,000

Intangible Assets from Purchase	$9,735,000

Future amortization of intangible assets at September 30, 2023 are as follows:

June 30, 2024	$2,736,545
June 30, 2025	3,640,782
June 30, 2026	3,472,032
June 30, 2027	1,503,654
June 30, 2028	840,000
Thereafter	210,000
$12,403,014

Note 6. Prepaid Expense and Other Current Assets

Prepaid and other current assets consist of the following:

	September 30, 2023	June 30, 2023
Insurance	$161,240	$187,949
Prepayment to vendors	93,143	263,652
Deposits on services	39,047	45,678
Prepaid monthly rent	53,189	27,813
Subscriptions and services being amortized over the service period	111,067	-
Prepaid sales tax		70,021
Other deposits	70,826	70,826
Stock issued for prepaid interest on convertible note payable	350,676	465,595
Other prepaid expenses	78,396	31,000
Other receivables	-	144,765

Total	$957,584	$1,307,299

Note 7. Operating Leases

The Company has operating leases for corporate offices, warehouses and office equipment that have remaining lease terms of 1 year to 5 years.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2023:

2024	$517,099
2025	619,080
2026	644,121
2027	270,054
2028	244,013
Thereafter	21,115
Total undiscounted future minimum lease payments	2,315,483
Less: Imputed interest	(197,895)
Present value of operating lease obligation	$2,117,588

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2023 are:

Weighted average remaining lease term	44 Months
Weighted average incremental borrowing rate	5.0%

For the three months ended September 30, 2023, the components of lease expense, included in general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

Three Months Ended September 30, 2023
Operating lease cost:
Operating lease cost	$174,212
Amortization of ROU assets	170,970
Interest expense	26,347
Total lease cost	$371,529

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2023	June 30, 2023
Accrued interest	$919,648	$655,187
Accrued vendor liabilities	1,063,841	861,664
Accrued sales tax	37,464	47,070
Accrued expenses from sale of manufacturing operations	1,350,545	1,360,000
Other accrued liabilities	512,924	441,641
	$3,883,841	$3,365,562

Note 9. Convertible Promissory Notes and Notes Payable

Convertible promissory notes and notes payable outstanding as of September 30, 2023 and June 30, 2023 are summarized below:

	Maturity	September 30,	June 30,
	Date	2023	2023
Convertible Notes:
Promissory Note, 21- month term note, 18.11% interest payable with common stock and subordinate to the Convertible Notes	June 1, 2026	$2,150,000	$2,150,000
Less current portion of notes payable		-	1,254,167
Notes payable, net of current portion		$2,150,000	$895,833

Acquisition Notes:
Convertible Notes, 36-month term notes, 0% cash interest, collateralized with all the assets of the Company	October 31, 2025	3,500,000	3,500,000
Subordinated Promissory Notes, 24-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2024	5,750,000	5,750,000
Subordinated Promissory Notes, 12-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2023	5,750,000	5,750,000
Total		$15,000,000	$15,000,000

Discount on acquisition notes payable, current		(93,380)	(93,380)
Acquisition notes payable, current		5,750,000	5,750,000
Acquisition notes payable, current net		$5,656,620	$5,656,620

Discount on acquisition notes payable, long-term		(1,281,503)	(1,644,915)
Acquisition notes payable, long-term		9,250,000	9,250,000
Acquisition notes payable, long-term net		$7,968,497	$7,605,085

Notes Payable:
Mortgage Loan, 10-year term note, 4.8% interest, collateralized by land and warehouse building	September 26, 2032	$2,781,193	$2,841,566
Promissory Note, 21-month term note, 10% cash interest and subordinate to the Convertible Notes	November 22, 2024	560,000	560,000
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2021	3,728,970	3,910,767
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,015,819	1,099,592
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	683,968	683,968
Total notes payable		8,769,950	9,095,893

Discount on notes payable, current		(15,620)	(24,191)
Notes payable, current		4,270,977	2,580,379
Notes payable, current net		$4,255,357	$2,556,188

Discount on notes payable, long-term		(23,522)	(23,522)
Notes payable, long-term		4,498,973	7,769,679
Notes payable, long-term, net		$4,475,451	$7,746,157

Related Notes Payable:
Marshall Loan, 2-year term note, 8.5% cash interest, 3.5% PIK interest and subordinate to the Convertible Notes	June 28, 2024	1,500,000	1,500,000

Discount on related party note payable, long term		(55,507)	(70,644)
Notes payable, long term		1,500,000	1,500,000
Notes payable, long term net		$1,444,493	$1,429,356

Total convertible notes payable, acquisition notes payable, notes payable and related party note payable		$25,950,418	$25,889,239

Future payments on notes payable are as follows:

For the year ended June 30:

	Notes Payable	Convertible Notes		Acquisition Notes Payable	Related Party Note Payable		Total
2024	$4,270,977	$		$5,750,000	$		$10,020,977
2025	734,529			5,750,000			6,484,529
2026	1,306,040		2,150,000	3,500,000		1,500,000	8,456,040
2027	627,277						627,277
2028	313,045						313,045
Thereafter	1,518,082						1,518,082
	$8,769,950		$2,150,000	$15,000,000		1,500,000	$27,419,950
Note original discount	(39,142)		-	(1,374,883)		(55,507)	(1,469,532)
	$8,730,808		$2,150,000	$13,625,117		$1,444,493	$25,950,418

Convertible Notes Payable:

In June 2022, the Company entered into a securities purchase agreement with two accredited investors pursuant to which the Company could receive up to $15,000,000 during the following twelve months of the agreement. The Company received $6,678,506 for Convertible Notes in the original principal amount of $7,500,000 (the “Convertible Notes”), representing the original purchase amount, less fees, costs and a $500,000 holdback by the investors. In addition to the Convertible Notes, the investors received Common Stock Purchase Warrants (the “Warrants”) to acquire an aggregate of 56,250 shares of common stock. The Warrants were exercisable for five years at an exercise price of $4.44 per share, provide customary anti-dilution protection, and an investor put right to require the Company to redeem the Warrants for a total of $250,000.  There was a loss of $1,770 for the change in the derivative liability for the period ended March 31, 2023.  On October 31, 2022, the Company entered into a letter agreement with the accredited investors in which all amounts owed were paid in full and the related convertible notes and all security interests were cancelled. Additionally, the Company terminated the related Form S-3 registration statement.

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $2,150,000 together with the issuance of 134,000 restricted shares (the “PIK shares”) of the Company’s common stock at a price of $4.53 per share. The promissory note has a 21-month term and bears interest at 18.11% payable with the PIK shares. The promissory note provides for 12 monthly payments of principal beginning on December 22, 2023, and PIK interest of restricted shares on the Effective Date of the promissory note. The Company shall have the right at any time to convert all or any part of the outstanding and unpaid principal into fully paid and non-assessable shares of common stock, or any shares of capital stock or other securities, together with the PIK shares at a price per conversion share equal to $5.00.

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

Cygnet Online had certain loans outstanding prior to the acquisition, which continued to be outstanding post acquisition.

•

Cygnet Online, entered into a loan for $4,436,900 with the Small Business Administration. The promissory note has a scheduled payment commencing on November 6, 2021, consisting of principal and interest. The interest rate is adjustable of prime plus 2.5% and is currently at 10.25%. The balance of the principal and interest will be payable ten years from the date of the promissory note.

•	Cygnet Online, entered into a 60-month inventory consignment note with the first payment due June 30, 2022. The note bears interest at 3.5% per annum.

•

Cygnet Online, executed a promissory note in the amount of $850,000 payable in six annual installments of principal and interest, the final payment due December 1, 2027. The note bears interest at 3.5% per annum.

Line of Credit:

The Company through its wholly owned subsidiary, New England Technology, Inc., maintains a $10,000,000 inventory and accounts receivable line of credit, interest rate of prime minus ½% payable monthly. The outstanding balance at September 30, 2023 was $118,001 and $882,845 at June 30, 2023. The availability under the line of credit at September 30, 2023 was $6,220,013.

Note 10. Related Party Transactions

The Company purchased Interactive Offers, LLC, a Delaware limited liability company in October 2021. The Company’s CEO and Chairman, Allan Marshall, is the controlling stockholder and the president of MFA Holdings Corp., which owned 20% of the outstanding membership interests in Interactive.

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

The following table reflects the continuity of stock options for the three months ended September 30, 2023:

A summary of stock option activity is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2023	4,839,278	$3.31	6.23	$1,342,280
Exercised	-	-	-	-
Forfeited	378,000	$4.34	3.78
Granted	-	-	-	-
Options outstanding at September 30, 2023	4,461,278	$3.17	6.30	372,856
Options exercisable at September 30, 2023 (vested)	4,099,778	$3.03	6.49	$372,856

Stock-based compensation expense attributable to stock options was $421,887 and $927,326 for the three months ended September 30, 2023, and 2022, respectively.  As of September 30, 2023, there was $1,032,725 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately 2 years.

There were no stock options granted during the three months ended September 30, 2023.

There were 4,648,624 shares available for issuance as of September 30, 2023, under the 2019 Plan as amended.

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s income tax benefit was $472,367 and $708,201 for the three months ended September 30, 2023 and September 30, 2022, respectively.

The income tax expense for the three months ended September 30, 2023, was primarily attributable to federal and state income taxes and nondeductible expenses for an effective tax rate of approximately 25.83%. For the three months ended September 30, 2023, the difference between the U.S. statutory rate and the Company’s effective tax rate is due to the full valuation allowance on the Company’s deferred tax assets.

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

As of September 30, 2023, there was approximately $3,097,791 of losses available to reduce federal taxable income in future years and can be carried forward indefinitely.

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

Note 15. Significant Customers

The Company had significant customers during the three months ended September 30, 2023. A significant customer is defined as one that makes up ten percent or more of total revenues in a particular period or ten percent of outstanding accounts receivable balance as of the period.  The Company had no significant customers during the three months ended September 30, 2022.

Net revenues for the three months ended September 30, 2023, include revenues from significant customers in the product segment as follows:

September 30, 2023
Customer A	12.56%

Accounts receivable balances as of September 30, 2023, from significant customers are as follows:

September 30,
2023
Customer A	22.79%

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

During the three months ended, September 30, 2023 the Company recorded the following non-cash amounts against the receivable balance.

Inventory	$1,090,828
Accounts receivable	157,200
Accounts payable and accrued liabilities	(475,817)
Customer deposits	(133,950)
Fixed assets	208,182
Net assets	$845,443

Due from Bloomios	$-

Note 16. Discontinued Operations – Sale of Interactive Offers

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

Summary of discontinued operations:

	Three months ended September 30,
	2023	2022
Discontinued Operations
Revenue	$158,147	$955,762
Cost of sales	$11,982	$730,306
Sales, general and administrative expenses	$339,205	$663,778
Depreciation and amortization	$-	$9,795
Income (loss) from discontinued operations	$(193,040)	$(448,117)
Accounts receivable net of allowance for doubtful accounts	$-	$35,482
Fixed assets, net of accumulated depreciation	$-	$5,195
Total assets	$-	$321,425
Total liabilities	$-	$652,911

Note 17. Subsequent Events

In June 2022, the Company executed a promissory note with Allan Marshall, the Company’s Chief Executive Officer and a Director, in the original principal amount of $1,500,000.  On November 15, 2023, the Company executed an amendment to the promissory note with Mr. Marshall, providing for the payment of interest only for 18 months at an interest rate of 12% per annum and thereafter the amortization of the note over a 12 month period, starting in June of 2025.  The principal currently outstanding is $1,500,000.  In addition to this, the Company issued Mr. Marshall a warrant to purchase up to 375,000 shares of the Company’s common stock at a per share price of $1.10.  The note has been classified as long-term in the financial statements.

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $560,000.  On November 15, 2023, the Company executed an amendment to the promissory note with the investor, providing for the payment of interest only for 18 months at 12% per annum and thereafter the amortization of the note over a 12 month period, starting in June of 2025.  The principal currently outstanding is $560,000.  In addition to this, the Company issued the investor a warrant to purchase up to 125,000 shares of the Company’s common stock at a per share price of $1.10.  The note has been classified as long-term in the financial statements.

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $2,150,000.   In November of  2023, the Company executed an amendment to the promissory note with the investor, providing for the payment of interest only for 18 months at 12% per annum and thereafter the amortization of the note over a 12 month period, starting in June of 2025. The principal currently outstanding is $2,150,000.  In addition to this, the Company issued the investor a warrant to purchase up to 500,000 shares of the Company’s common stock at a per share price of $1.10.  The note has been classified as long-term in the financial statements.

On November 2, 2023, the Company paid $2,000,000 of the first acquisition note to the sellers of the E-Core business.  $3,750,000 and accrued interest of $230,000 remain unpaid on this acquisition note.  Per the transaction documents, the interest rate on the remaining balance is increased to 12% per annum on the outstanding balance until the debt is paid.  Management expects to pay the remaining principal and interest on the note in monthly installments of $353,618 commencing in December 2023.  This loan is classified as current in the financial statements and the other loans with the sellers are unaffected with the default on the first loan.

With the purchase of the remaining 45% of the Cygnet business, the Company was notified that it was in default and the Company would not qualify to refinance Cygent’s SBA loan. The SBA presented the Company with a demand notice of $3,835,975 for all principal and interest due under the SBA loan.  The Company is working with the lender to resolve this default and is looking at various options.  This loan is classified as current in the financial statements and the other loans to the sellers is unaffected with the default on the loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Upexi, Inc.

For the three months ended September 30, 2022 the condensed consolidated financial statements of Upexi, Inc. include the accounts of the Company and its wholly-owned subsidiaries; Trunano Labs, Inc., a Nevada corporation, Steam Distribution, LLC, a California limited liability company; One Hit Wonder, Inc., a California corporation; Havz, LLC, d/b/a Steam Wholesale, a California limited liability company, One Hit Wonder Holdings, LLC a California corporation; SWCH LLC, a Delaware limited liability company; Cresco Management LLC, a California limited liability company, and VitaMedica a Nevada corporation, Cygnet Online, LLC a Delaware limited liability corporation and Upexi Pet Products, LLC (“LuckyTail”), a Delaware limited liability corporation as of August 12, 2022.

For the three months ended September 30, 2023, the condensed consolidated financial statements of Upexi, Inc. include all of the subsidiary accounts included in the condensed consolidated financial statements for the three months ended September 30, 2022 and include E-Core Technology, Inc. (“E-Core”).

All intercompany accounts and transactions have been eliminated as a result of the consolidation.

Operating Segments

The Company’s financial reporting is organized into two segments: Our Branded Product segment and our Recommerce segment.  Our Branded Product segment is focused on the development, growth and distribution of the branded products that we own.  Our Recommerce segment is focused on the purchase and sale of new and used products through channels such as Amazon and wholesale distributors.  Other sources of revenue and related costs are aggregated and viewed by management as immaterial or have similar economic characteristics, products production, distribution processes and regulatory environment as the other product sales.

Segment Information

The Company provides the following segments: (a) branded product segment and (b) product distribution segment.

For the three months ended September 30, 2023:

	Branded Products	Recommerce	Total

Revenue	$6,562,613	$20,785,029	$27,347,642
Loss from operations	$(1,334,082)	$191,928	$(1,142,154)
Other (expense)	$(842,137)	$(32,048)	$(874,185)
Depreciation expense	$286,084	$-	$286,084
Income tax (expense) benefit	$511,525	$(39,158)	$472,367
Segment assets:
Additions to property, plant, and equipment	$504,495	$-	$504,495
Total assets	$35,029,593	$29,743,782	$64,773,375

For the three months ended September 30, 2022:

	Branded Products	Recommerce	Total

Revenue	$3,971,280	$7,247,519	$11,218,799
Loss from operations	$(1,965,497)	$(411,901)	$(2,377,398)
Other (expense)	$(427,278)	$(4,430)	$(431,708)
Depreciation expense	$194,497	$-	$194,497
Income tax benefit	$580,725	$127,476	$708,201
Segment assets:
Additions to property, plant, and equipment	$218,280	$-	$218,280
Total assets	$50,056,078	$13,796,989	$63,853,067

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended September 30, 2023 and 2022, which are included herein.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	September 30,
	2023	2022	Change
Revenue	$27,347,642	$11,218,799	$16,128,843
Cost of revenue	18,639,793	5,401,316	13,238,477
Sales and marketing expenses	2,848,667	1,727,469	1,121,198
Distribution costs	2,850,616	2,127,846	722,770
General and administrative expenses	2,255,928	2,127,846	128,082
Other operating expenses	1,894,792	1,851,732	43,060
Other expenses (income)	874,185	431,708	442,477
Net (loss) income from continuing operations	$(1,142,154)	$(2,745,520)	$916,765

Revenues increased by $16,128,843 or 144% to $27,347,642 compared with revenue of $11,218,799 in the same period last year. The revenue growth was primarily the result of the acquisition of E-Core and growth in our Brand sales and offset by a slowing of the Recommerce Amazon sales channel.  The Company’s strategy will continue to focus on the growth of our brands organically and through expansion into additional international markets.

Cost of revenue increased by $13,238,477 or 245% compared with the same period last year.  The cost of revenue increase was primarily related to the acquisition of E-Core’s Recommerce business. Gross profit increased by $2,890,366 compared to the prior year.  The combined Recommerce segment only increased $782,038 while the Brands increased gross profit by over $2,100,000.  Gross margin declined by approximately 20% to 32% as a result of significant increases in the lower margin sales of the Recommerce business segment.

Sales and marketing expenses increased by $1,121,198 or 65% compared with the same period last year.  The increase in sales and marketing expenses was primarily related to the focus on the Brand segment revenue growth and strategic marketing to maximize the return on long-term recurring customer growth.

Distribution costs increased $722,770 or 34% compared with the same period last year.  The increase in distribution costs was primarily related to the overall growth of revenue, however management has implemented several consolidation, repackaging and pricing strategies to continue to reduce the overall distribution costs of our product sales.  Management expects the implementation of its initial strategies to be completed by March of 2024.

General and administrative expenses increased by $128,082 or 6% compared with the same period last year.  Management continues to operate the Company efficiently to enable sales growth without significant increases in general and administrative costs.

Other operating expenses increased by $43,060 or 2% compared with the same period last year. The increase in other operating expenses was primarily related to the amortization of acquired intangible assets, offset by a decrease of the amortization of stock-based compensation.

During the three months ended September 30, 2023, the Company incurred interest expense of $874,185 compared to $453,829 in interest expense incurred during the three months ended September 30, 2022.  The increase of interest expense for the three months ended September 30, 2023, was primarily due to the $363,412 of imputed interest amortization related to acquisitions.

The Company had a net loss from continued operations of $1,828,755 for the three months ended September 30, 2023 compared to a loss of $2,745,520 for the three months ended September 30, 2022. The decrease in the net loss from continuing operations is primarily related to the above-mentioned changes.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2023	As of June 30, 2023
Current assets	$24,917,576	$25,455,714
Current liabilities	20,036,817	19,606,010
Working capital	$4,880,759	$5,849,704

Cash Flows

	Three Months Ended September 30,
	2023	2022
Cash flows used by operating activities – continuing operations	$(2,120,290)	$(2,516,787)
Cash flows used by investing activities – continuing operations	(648,721)	(2,647,930)
Cash flows (used in) provided by financing activities – continuing operations	(1,082,215)	1,317,814

Cash flows used in operating activities – discontinued operations	(223,957)	(4,240)
Cash flows used by investing activities – discontinued operations	-	-
Cash flows provided (used by) financing activities – discontinued operations	-	-

Net decrease in cash during the period	$(4,075,183)	$(3,851,143)

On September 30, 2023, the Company had cash of $417,108, a decrease of $4,492,291 from June 30, 2023.

Net cash from operating activities benefited from non-cash expenses of $2,273,341, which was used in operating for the growth of accounts receivable of $2,435,858 and inventory of $1,138,306 and payment of prepaid expenses and liabilities.  The negative cash flow from operations was anticipated by management related to the sales in the first quarter to wholesale and distributors and our purchases of inventory in anticipation of sales growth in the second fiscal quarter.  Management anticipates inventory and accounts receivable balances to normalize to historical levels and free up cash flow in January 2024.

Net cash used in investing activities for the three months ended September 30, 2023 was $648,721 and was primarily related to the $500,000 cash used to purchase the remaining 45% ownership of Cygnet and expenses related to the consolidation project to eliminate redundant cost.

Net cash used by financing activities for the three months ended September 30, 2023, was $1,080,215 compared to cash provided of $1,317,814 during the three months ended September 30, 2022.  The cash used by financing activities was the repayment of $764,844 on the line of credit and $317,917 repayment of notes payable.

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

On October 31, 2022, Upexi, Inc., paid $4,275,071 in principal, $613,466 in accrued interest, $250,000 for settlement of a Put Option and $7,900 in miscellaneous fees for a total of $5,146,437 to the holders of the $15 million senior secured convertible notes entered into on June 28, 2022. The payment terminates the agreement with the noteholders. The Company also intends to terminate the registration statement covering the senior secured debt.

In June 2022, the Company executed a promissory note with Allan Marshall, the Company’s Chief Executive Officer, in the original principal amount of $1,500,000.  On November 15, 2023, the Company executed an amendment to the promissory note with Allan Marshall, the Company’s Chief Executive Officer, to pay interest only for 18 months at an interest rate of 12%, per annum and then amortize the note over a 12 month period, starting in June of 2025.  The principal outstanding is $1,500,000.  In addition to this, the Company issued Mr. Marshall a warrant to purchase up to 375,000 shares of the Company’s common stock at a per share price of $1.05.  The note has been classified as long-term in the financial statements.

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $560,000.  On November 15, 2023, the Company executed an amendment to the promissory note with an investor to pay interest only for 18 months at cash interest rate of 12%, per annum and then amortize the note over a 12 month period, starting in June of 2025.  The principal outstanding is $560,000.  In addition to this, the Company issued the investor a warrant to purchase up to 125,000 shares of the Company’s common stock at a per share price of $1.05.  The note has been classified as long-term in the financial statements.

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $2,150,000.   In November of 2023, the Company executed an amendment to the promissory note with an investor to pay interest only for 18 months at cash interest rate of 12%, per annum and then amortize the note over a 12 month period, starting in June of 2025. The principal outstanding is $2,150,000.  In addition to this, the Company issued the investor a warrant to purchase up to 500,000 shares of the Company’s common stock at a per share price of $1.05.  The note has been classified as long-term in the financial statements.

On May 12, 2023, the Company agreed to sell 2,121,213 shares of common for a purchase price of approximately $7,000,000. After deducting the underwriter’s commissions, discounts, and offering expenses payable by the company, the Company expects to receive net proceeds of approximately $6,060,000.  In addition, the Company issued warrants to purchase approximately 169,000 shares of the Company’s common stock at a purchase price of $4.774 per common share.

The Company through its wholly owned subsidiary, New England Technology, Inc., maintains a $10,000,000 inventory and accounts receivable line of credit, interest rate of prime minus ½% payable monthly. The outstanding balance at September 30, 2023 was $118,001 and $882,845 at June 30, 2023. The availability under the line of credit at September 30, 2023 was $6,220,013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review.

We believe the weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.  However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the appointment of additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies, by the end of our 2024 fiscal year as resources allow.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. The Company has added significant qualified resources to ensure proper segregation of duties and proper review of the financial reporting policies and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All of the securities issued by the Company were issued pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws. For more information regarding securities issued, see the Liquidity and Capital Resources section to our Unaudited Condensed Consolidated Financial Statements included herein.

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

UPEXI, INC.

Dated: November 20, 2023	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: November 20, 2023	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

