Form 10-Q
period 2023-12-31
UPEXI, INC.
filed 2024-02-14
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______

Commission File Number 333-255266

UPEXI, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-3378978
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3030 North Rocky Point Drive Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

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

As of February 13, 2024, the registrant had 20,889,384 shares of common stock, par value $0.001 per share, outstanding.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, as well as the other risks and uncertainties disclosed under the heading “Item 1A. Risk Factors” in our most recent annual report on Form 10-K.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPEXI, INC.

Interim Unaudited Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended December 31, 2023 and 2022

UPEXI, INC.
CONDENSED CONSOLDIATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2023	2023
ASSETS
Current assets
Cash	$1,844,420	$4,492,291
Accounts receivable	5,377,244	7,163,564
Inventory	14,663,908	11,557,128
Due from Bloomios	-	845,443
Prepaid expenses and other receivables	697,559	1,307,299
Current assets of discontinued operations	-	89,989
Total current assets	22,583,131	25,455,714

Property and equipment, net	7,600,398	7,526,463
Intangible assets, net	11,298,110	13,571,960
Goodwill	11,808,571	10,251,281
Deferred tax asset	6,771,230	5,604,056
Other assets	441,844	96,728
Assets held for sale	-	936,054
Right-of-use asset	1,657,463	410,811
Total other assets	39,577,616	38,397,353

Total assets	$62,160,747	$63,853,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,017,764	$3,969,746
Accrued compensation	495,228	533,842
Deferred revenue	104,149	-
Accrued liabilities	2,658,347	3,365,562
Acquisition payable	300,000	-
Current portion of notes payable	4,206,474	1,302,021
Current portion of convertible notes payable	-	1,254,167
Current portion of acquisition note payable	8,483,028	5,656,620
Current portion of related party note payable	-	1,429,356
Line of Credit	4,167,377	882,845
Current portion of operating lease payable	823,702	419,443
Current liabilities of discontinued operations	-	792,408
Total current liabilities	24,256,069	19,606,010

Operating lease payable, net of current portion	1,162,687	163,359
Related party note payable	1,459,630	-
Convertible notes payable	2,150,000	895,833
Acquisition notes payable, net of current	3,199,683	7,605,085
Notes payable, net of current portion	4,470,017	7,746,157
Total long-term liabilities	12,442,017	16,410,434

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, and 500,000 and 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value, 100,000,000 shares authorized, and 20,397,779 and 16,713,345 shares issued and outstanding, respectively	20,307	20,216
Additional paid in capital	52,437,336	51,522,229
Accumulated deficit	(26,995,482)	(23,201,175)
Total stockholders' equity attributable to Upexi, Inc.	25,462,661	28,341,770
Non-controlling interest in subsidiary		(505,147)
Total stockholders' equity	25,462,661	27,836,623

Total liabilities and stockholders' equity	$62,160,747	$63,853,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month's Ended December 31,		Six Month's Ended December 31,
	2023	2022	2023	2022
Revenue
Revenue	$21,827,827	$26,741,562	$49,175,469	$37,960,361

Cost of Revenue	13,556,574	16,655,117	32,196,367	22,056,433
Gross profit	8,271,253	10,086,445	16,979,102	15,903,928

Operating expenses
Sales and marketing	2,691,368	3,297,144	5,540,035	5,024,613
Distribution costs	3,247,554	3,575,545	6,098,170	6,063,379
General and administrative expenses	2,303,220	2,517,651	4,559,148	4,645,497
Share-based compensation	330,584	1,052,847	752,471	1,980,173
Amortization of acquired intangible assets	1,157,029	1,102,756	2,343,850	1,832,665
Depreciation	328,619	240,958	614,703	435,455
	10,058,374	11,786,901	19,908,377	19,981,782

Loss from operations	(1,787,121)	(1,700,456)	(2,929,275)	(4,077,854)

Other income (expense), net
Change in derivative liability	-	(3,540)	-	(1,770)
Interest (expense) income, net	(1,077,084)	(1,789,299)	(1,951,269)	(2,222,777)
Other income (expense), net	(1,077,084)	(1,792,839)	(1,951,269)	(2,224,547)
Income (loss) on operations before income tax	(2,864,205)	(3,493,295)	(4,880,544)	(6,302,401)
Gain on sale of Infusionz and select assets	-	7,564,363	-	7,564,363
Gain (loss) from the sale of Interactive Offers	(39,691)	-	340,933
Lease settlement, California facility	61,138	-	61,138
Lease impairment, Delray Beach facility	(289,968)	-	(289,968)
(Loss) income from discontinued operations	-
Income tax benefit (expense)	694,807	(755,253)	1,167,174	(47,052)

Net income (loss) from continuing operations	(2,437,919)	3,315,815	(3,601,267)	1,214,910

(Loss) income from discontinued operations	-	(731,717)	(193,040)	(1,376,332)

Net loss attributable to non-controlling interest	-	85,581	-	233,586

Net income (loss) attributable to Upexi, Inc.	$(2,437,919)	$2,669,679	$(3,794,307)	$72,164

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.12)	$0.19	$(0.19)	$0.08
(Loss) income per share from discontinued operations	$-	$(0.04)	$(0.01)	$(0.08)
Total income (loss) per share	$(0.12)	$0.15	$(0.18)	$0.00

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.12)	$0.17	$(0.18)	$0.07
(Loss) income per share from discontinued operations	$-	$(0.3)	$-	$(0.07)
Total income (loss) per share	$(0.12)	$0.14	$(0.18)	$0.07

Basic weighted average shares outstanding	20,306,871	17,540,427	20,275,745	15,452,453
Fully diluted weighted average shares outstanding	20,306,871	19,030,705	20,275,745	17,220,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred	Preferred	Common	Common	Additional		Non-	Total
	Stock	Stock	Stock	Stock	Paid	Accumulated	controlling	Stockholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Interest	Equity

2022
Balance, June 30, 2022	500,000	$500	16,713,345	$16,713	$34,985,597	$(6,270,886)	$54,820	$28,786,744

Amortization of common stock issuance for services	-	-	-	-	70,350	-	-	70,350

Stock based compensation	-	-	-	-	927,326	-	-	927,326

Net loss for the three months ended September 30, 2022	-	-	-	-	-	(2,597,515)	(148,005)	(2,745,520)

Balance, September 30, 2022	500,000	$500	16,713,345	$16,713	$35,983,273	$(8,868,401)	$(93,185)	$27,038,900

Amortization of common stock issuance for services	-	-	-	-	70,350	-	-	70,350

Stock based compensation	-	-	-	-	1,052,847	-	-	1,052,847

Issuance of common stock for acquisition of E-Core	-	-	1,247,403	1,247	5,998,753	-	-	6,000,000

Net income (loss) for the three months ended December 31, 2022	-	-	-	-	-	2,669,679	(85,581)	2,584,098

Balance, December 31, 2022	500,000	$500	17,960,748	$17,960	$43,105,223	$(6,198,722)	$(178,766)	$36,746,195

2023

Balance, June 30, 2023	500,000	$500	20,215,961	$20,216	$51,522,229	$(23,201,175)	$(505,147)	$27,836,623

Issuance of stock and equity for purchase of Cygnet			90,909	91	162,636		505,147	667,874

Stock based compensation	-	-	-	-	421,887	-	-	421,887

Net loss for the three months ended September 30, 2023	-	-	-	-	-	(1,356,388)		(1,356,388)

Balance, September 30, 2023	500,000	$500	20,306,870	$20,307	$52,106,752	$(24,557,563)	$-	$27,569,996

Stock based compensation	-	-	-	-	330,584	-	-	330,584

Net income (loss) for the three months ended December 31, 2023	-	-	-	-	-	(2,437,919)	-	(2,437,919)

Balance, December 31, 2023	500,000	$500	20,306,870	$20,307	$52,437,336	$(26,995,482)	$-	$25,462,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Month's Ended December 31,
	2023	2022
Cash flows from operating activities
Net (loss) income from operations	$(3,794,307)	$72,164

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,958,553	2,268,120
Amortization of loan costs	30,274
Amortization of senior security original issue discount		(192,690)
Amortization of consideration discount	734,824
Non-cash consideration for sale of Infusionz and select assets, net	-	(7,094,296)
Inventory write-offs	90,030	34,328
Bad debt expense	-	-
Change in deferred tax asset	(1,167,174)	(15,089)
Noncontrolling interest	-	(233,586)
Shares issued for finder fee	-	1,770
Stock based compensation	752,471	1,980,173
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	1,943,520	1,274,387
Inventory	(2,105,982)	3,748,625
Prepaid expenses and other assets	714,038	(983,244)
Operating lease payable	(71,895)	(24,573)
Accounts payable and accrued liabilities	(2,174,628)	3,015,017
Deferred revenue	(29,801)	-
Net cash provided by operating activities - Continuing Operations	(2,120,077)	3,851,106
Net cash provided by (used in) operating activities - Discontinued Operations	(223,957)	(258,448)
Net cash provided by operating activities	(2,344,034)	3,592,658

Cash flows from investing activities
Acquisition of Lucky Tail	-	(2,500,000)
Acquisition of VitaMedica, Inc., net of cash acquired	-	(500,000)
Acquisition of New England Technology, Inc.	-	914,611
Acquisition of Interactive Offers, net of cash acquired	-	-
Proceeds from the sale of Interactive Offers, net of liabilities paid	147,592	-
Acquisition of patent rights for Tytan Tiles	(70,000)	-
Acquisition of Cygnet Online LLC, net of cash acquired	(500,000)	-
Proceeds from the sale of Infusionz and selected assets	-	5,500,000
Acquisition of property and equipment	(480,456)	(183,969)
Net cash provided by (used in) investing activities - Continuing Operations	(902,864)	3,230,642
Net cash (used in) provided by investing activities - Discontinued Operations	-	-
Net cash provided by (used in) investing activities	(902,864)	3,230,642

Cash flows from financing activities
Repayment of notes payable	(371,687)	(350,877)
Repayment of the senior convertible notes payable	-	(6,382,989)
Proceeds (payments) on line of credit, net	3,284,532	(7,201,079)
Payment on acquisition notes payable	(2,313,818)
Proceeds from note payable	-	-
Proceeds on note payable on building	-	3,000,000
Proceeds on note payable, related party	-	1,470,000
Net cash used in financing activities - Continuing Operations	599,027	(9,464,945)
Net cash (used in) provided by financing activities - Discontinued Operations	-	-
Net cash used in financing activities	599,027	(9,464,945)

Net decrease in cash - Continuing Operations	(2,423,914)	(2,383,197)
Net (decrease) increase in cash - Discontinued Operations	(223,957)	(258,448)

Cash, beginning of period	4,492,291	7,149,806
Cash, end of period	$1,844,420	$4,508,161

Supplemental cash flow disclosures
Interest paid	$-	$-
Income tax paid	$-	$-
Issuance of common stock for acquisition of Cygnet	$162,727	$-
Issuance of debt for acquisition of Cygnet	$300,000	$-
Bloomios non-cash payment of receivables, net	$845,443	$-
Liabilities assumed from acquisition of E-Core	$-	$(7,712,168)
Issuance of stock for acquisition of E-Core	$-	$6,000,000
Assets available for sale	$-	$6,446,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Background Information

Upexi is a multi-faceted brand owner with established brands in health, wellness, pet, beauty, and other growing markets.  We operate in emerging industries with high growth trends and look to drive organic growth of our current brands.  We focus on direct to consumer and Amazon brands that are scalable and have anticipated, high industry growth trends. Our goal is to continue to accumulate consumer data and build out a significant customer database across all industries we sell into. The growth of our current customer database has been key to the year-over-year gains in sales and profits. To drive additional growth, we have and will continue to acquire profitable Amazon and eCommerce businesses that can scale quickly and reduce costs through corporate synergies. We utilize our in-house SaaS programmatic ad technology to help achieve a lower cost per acquisition and accumulate consumer data for increased cross-selling between our growing portfolio of brands.

Upexi, Inc. (the “Company”) is a Nevada corporation with fourteen active subsidiaries through which the Company primarily conducts its business.  The Company’s fourteen active subsidiaries are as follows:

☐	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
	o	SWCH, LLC, a Delaware limited liability company
	o	Cresco Management, LLC, a California limited liability company
☐	Trunano Labs, Inc., a Nevada corporation
☐	MW Products, Inc., a Nevada corporation
☐	Upexi Holding, LLC, a Delaware limited liability company
	o	Upexi Pet Products, LLC, a Delaware limited liability company
☐	VitaMedica, Inc., a Nevada corporation
☐	Upexi Enterprise, LLC, a Delaware limited liability company
	o	Upexi Property & Assets, LLC, a Delaware limited liability company
■ Upexi 17129 Florida, LLC, a Delaware limited liability company
	o	E-Core Technology, Inc.
	o	Upexi Distribution Management LLC, a Delaware limited liability company
☐	Cygnet Online, LLC (“Cygnet”), a Delaware limited liability company.

In addition, the Company has four wholly owned subsidiaries that had no activity during the three and six months ended December 31, 2023 and December 31, 2022, respectively.

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

VitaMedica operates mainly from our California location with product development and day-to-day management with the primary fulfillment center located in Tampa Florida.

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

On August 12, 2022, the Company entered into an asset purchase agreement with GA Solutions, LLC, a Delaware limited liability company (“LuckyTail”), pursuant to which the Company acquired substantially all  the assets of LuckyTail. LuckyTail sells pet nail grinders and other pet products through various sales channels including some international sales channels.

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

Business Divested

On October 26, 2022, the Company entered into a membership interest purchase agreement to sell 100% of the membership interests of Infusionz LLC, a Colorado limited liability company (“Infusionz”), included in the sale was all the rights to Infusionz brands and the manufacturing of certain private label business.   Infusionz was originally purchased by the Company in July of 2020.  The divestiture of Infusionz and related private label manufacturing represents a strategic shift in our operations and will allow us to become a predominantly product distribution focused company for both our Company owned brands and non-owned brands. As a result, the results of the business were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for all periods presented.

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

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of December 31, 2023, and June 30, 2023.

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

The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.  For the three months ended September 30, 2022, management believed it necessary to record a reserve against the debt and equity instruments obtained in the sale of Infusionz of $8,500,000.

Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements as of and for the three and six months ended December 31, 2023, and for the three and six month periods ended December 31, 2022 to conform to the presentation as of and for the three and six months ended December 31, 2023.

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

55% of the business was acquired through a stock purchase agreement on April 1, 2022. The purchase agreement provided for an increase in the purchase price of up to $700,000 based on the attainment of certain sales thresholds in the first year.  Our management believed that the attainment of those sales threshold at the time of acquisition was unlikely and valued the contingency at $0.  The sales thresholds were not met, and no consideration was recorded for the contingency.  The equity interest purchase agreement has standard provisions to adjust the purchase price based on the final working capital transferred to the Company. The purchase price was decreased by $950,000 and was repaid to the Company with a reduction in the loan to the seller.  The 55% purchase price allocation is final and is no longer subject to change.

The Company’s consolidated financial statements for the three and six months ended December 31, 2023 and 2022, include the actual results of Cygnet.

On September 1, 2023, the Company completed the acquisition of the remaining 45% interest for structured cash payments equaling $800,000, the forgiveness of advances of $89,416 and 90,909 shares of the Company’s common stock valued at $162,727.

Fair value of consideration transferred:

Cash	$800,000
Noncontrolling interest	505,147
Forgiveness of advances	89,416
Common stock, 90,909 shares valued at $1.79 per common share, the closing price on September 1, 2023.	162,727
$1,557,290

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

The business was acquired through an asset purchase agreement, that acquired all elements of the business, including all the tangible and intangible assets of the LuckyTail business.  The purchase agreement provided for an increase in the purchase price based on the attainment of certain sales thresholds in the first six months.  The Company estimated the value of this at approximately $150,000 at the time of purchase. The sales calculated to a $112,685 payout and the purchase price was adjusted. The asset purchase agreement has standard provisions to adjust the purchase price based on the final working capital transferred to the Company. The purchase price was increased by $460,901 for the excess working capital that was transferred in the business and the final purchase price allocation was completed by an independent consulting firm and is no longer subject to change.

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

E-Core, Technology Inc., and its subsidiaries

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

Revenue from acquisitions included in the financial statements.

	Six months ended December 31,
	2023	2022
Cygnet	8,672,811	14,607,180
LuckyTail	1,545,373	2,219,234
E-Core	29,403,620	13,647,412

	$39,621,804	$30,473,826

	Three months ended December 31,
	2023	2022
Cygnet	4,003,444	7,359,661
LuckyTail	742,869	1,394,459
E-Core	12,311,248	13,647,412

	$17,057,561	$22,401,532

Consolidated pro-forma unaudited financial statements.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company, LuckyTail and E-Core after giving effect to the Company’s acquisitions as if the acquisitions occurred on July 1, 2022.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on July 1, 2022, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three and six months ended December 31, 2022, as if the acquisitions occurred on July 1, 2022.  The results of operations for VitaMedica, Cygnet and LuckyTail are included in the three months ended December 31, 2022.  The results of operations for VitaMedica and Cygnet are included in the six months ended December 31, 2022.  The results of operations for the results of operations include LuckyTail from August 13, 2022 to December 31, 2022 and E-Core from October 21, 2022 to December 31, 2022.

Operating expenses for the three months ended September 30, 2022 have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of LuckyTail and E-Core by approximately $44,619, and $134,625, per month respectively and $363,415 of interest expense.

Pro Forma, Unaudited				Proforma
Six months ended December 31, 2022	Upexi, Inc.	LuckyTail	E-Core	Adjustments	Proforma

Net sales	$37,960,361	$892,270	$12,905,836	$	$51,758,467
Cost of sales	$22,056,433	$137,088	$11,177,032	$	$33,370,553
Operating expenses	$19,981,782	$383,476	$1,050,602	$567,721	$21,983,581
Net income (loss) from continuing operations	$(161,422)	$371,706	$660,860	$(567,721)	$303,423
Basic income (loss) per common share	$(0.01)	$-	$0.85	$	$0.02
Weighted average shares outstanding	17,126,886		779,626		17,960,748

Pro Forma, Unaudited			Proforma
Three months ended December 31, 2022	Upexi, Inc.	E-Core	Adjustments	Proforma

Net sales	$11,218,799	$9,420,927	$	$21,531,996
Cost of sales	$5,501,316	$8,208,282	$	$13,746,686
Operating expenses	$8,194,881	$635,608	$97,222	$10,048,184
Net income (loss) from continuing operations	$(2,745,520)	$578,037	$(97,222)	$(2,629,996)
Basic income (loss) per common share	$(0.16)	$0.46	$	$(0.15)
Weighted average shares outstanding	16,713,345	1,247,403		17,960,748

The LuckyTail annual amortization expense is $532,992 annually and $44,619 monthly, based on the allocation of the purchase price. For the one and a half months ended December 31, 2022, the proforma adjustment included $66,624, one and a half months of amortization expense.

The E-Core annual amortization expense is $1,615,500 annually and $134,625 monthly, based on the allocation of the purchase price.  For the six months ended December 31, 2022, the proforma adjustment included $501,097 of amortization expense and for the three months ended December 31, 2022, the proforma adjustment included 97,222 of amortization expense.

External legal, accounting and consulting services directly related to completed acquisitions, due diligence, and review of possible target acquisitions are included in the general and administrative expenses on the Company’s condensed consolidated statements of operations.

Note 3. Inventory

Inventory consisted of the following:

	December 31, 2023	June 30, 2023
Raw materials	$1,128,325	$-
Finished goods	13,535,583	11,557,128
	$14,663,908	$11,557,128

The Company writes off the value of inventory deemed excessive or obsolete.

During the three and six months ended December 31, 2023, the Company wrote off inventory valued at $35,509 and $90,030, respectively.

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31, 2023	June 30, 2023
Furniture and fixtures	$212,322	$172,663
Computer equipment	167,346	156,283
Internal use software	637,889	608,949
Manufacturing equipment	3,519,841	3,325,525
Leasehold improvements	146,794	-
Building	5,191,327	4,923,462
Vehicles	261,362	261,362
Property and equipment, gross	10,136,881	9,455,848
Less accumulated depreciation	(2,536,483)	(1,921,780)
	$7,600,398	$7,526,463

Depreciation expense for the three months ended December 31, 2023, and 2022 was $286,084 and $240,958, respectively.

Depreciation expense for the six months ended December 31, 2023, and 2022 was $614,703 and $435,455, respectively.

Note 5. Intangible Assets

Intangible assets as of December 31, 2023:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships, amortized over four years	4 years	$8,243,897	$2,968,085	$5,275,812
Trade name, amortized over five years	5 years	2,574,041	746,743	1,827,298
Non-compete agreements	Term of agreement	143,000	143,000	-
Online sales channels	2 years	1,800,000	1,575,000	225,000
Vender relationships	5 years	6,000,000	2,100,000	3,900,000
Tytan Tiles Patents	15 years	70,000	-	70,000
		$22,280,000	$3,567,591	$18,712,409

For the three months ended December 31, 2023 and 2022, the Company amortized approximately $1,157,029 and $1,102,756, respectively.

For the six months ended December 31, 2023 and 2022, the Company amortized approximately $2,343,850 and $1,832,665, respectively.

The following intangible asset was added during the six months ended December 31, 2023:

Patent	$70,000

Intangible assets as of June 30, 2023:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships, amortized over four years	4 years	$8,243,897	$1,937,595	$6,306,302
Trade name, amortized over five years	5 years	2,574,041	489,341	2,084,700
Non-compete agreements	Term of agreement	143,000	137,042	5,958
Online sales channels	2 years	1,800,000	1,125,000	675,000
Vender relationships	5 years	6,000,000	1,500,000	4,500,000

		$18,760,938	$5,188,978	$13,571,960

The following intangible assets were added during the year ended June 30, 2022, from the acquisitions noted below:

LuckyTail

Customer relationships	$1,834,692
Trade name	383,792
Intangible Assets from Purchase	$2,218,484
E-Core:
Customer relationships	$5,080,205
Trade name	1,727,249
Intangible Assets from Purchase	$6,807,454

Future amortization of intangible assets at December 31, 2023 are as follows:

June 30, 2024	$2,115,225
June 30, 2025	3,780,449
June 30, 2026	3,780,449
June 30, 2027	1,568,320
June 30, 2028	4,667
Thereafter	49,000
$11,298,110

Note 6. Prepaid Expense and Other Current Assets

Prepaid and other receivables consist of the following:

	December 31, 2023	June 30, 2023
Insurance	$156,596	$187,949
Prepayment to vendors	87,233	263,652
Deposits on services	20,413	45,678
Prepaid monthly rent	81,508	27,813

Prepaid sales tax	-	70,021
Other deposits	-	70,826
Stock issued for prepaid interest on convertible note payable	240,929	465,595
Other prepaid expenses	110,880	31,000
Other receivables		144,765
Total	$697,559	$1,307,299

All prepaid expenses will be expensed in the following 12 months.

Note 7. Operating Leases

The Company has operating leases for corporate offices, warehouses and office equipment that have remaining lease terms of 1 year to 5 years.

The table below reconciles the undiscounted future minimum lease payments (displayed by fiscal year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of December 31, 2023:

2024	$280,190
2025	508,665
2026	529,284
2027	266,602
2028	246,013
Thereafter	21,114
Total undiscounted future minimum lease payments	1,851,868
Less: Imputed interest	(155,447)
Accrued adverse lease obligation	289,968
Present value of operating lease obligation	$1,986,389

In October of 2023, the Company consolidated its Delray Beach facility with the Tampa Bay facility and recognized a lease impairment of $289,968 that is accrued as part of the $823,702 current portion of operating lease payable.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2023 are:

Weighted average remaining lease term	43 Months
Weighted average incremental borrowing rate	5.0%

For the three and six months ended December 31, 2023, the components of lease expense, included in general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023
Operating lease cost:
Operating lease cost	$120,846	$295,058
Amortization of ROU assets	118,037	289,007
Interest expense	17,492	43,839
Total lease cost	$256,375	$627,904

In October of 2023, the Company consolidated its Delray Beach facility with the Tampa Bay facility and recognized a lease impairment of $289,968 that is accrued as part of operating lease payable.

Note 8. Accrued Liabilities and Acquisition Payable

Accrued liabilities consist of the following:

	December 31, 2023	June 30, 2023
Accrued interest	$1,009,079	655,187
Accrued vendor liabilities	143,275	861,664
Accrued sales tax	38,971	47,070
Accrued expenses from sale of manufacturing operations	1,198,132	1,360,000
Other accrued liabilities	268,890	441,641

	$2,658,347	$3,365,562

Acquisition Payable consists of the following:

	December 31, 2023	June 30, 2023
Payments related to the acquisition of Cygnet	$300,000	$-
	$300,000	$-

These payables are amounts estimated by management that are due to the sellers of and acquisition and include the original purchase price installment payments not represented with a debt, equity, or other instrument, estimates of excess or deficiencies in working capital and estimates of future earnout payments.

Note 9. Convertible Promissory Notes and Notes Payable

Convertible promissory notes and notes payable outstanding as of December 31, 2023 and June 30, 2023 are summarized below:

	Maturity	December 31,	June 30,
	Date	2023	2023
Convertible Notes:
Promissory Note, 21- month term note, 18.11% interest payable with common stock and subordinate to the Convertible Notes	June 1, 2026	$2,150,000	$2,150,000
Less current portion of notes payable		-	1,254,167
Notes payable, net of current portion		$2,150,000	$895,833

Acquisition Notes:
Convertible Notes, 36-month term notes, 0% cash interest, collateralized with all the assets of the Company	October 31, 2025	3,500,000	3,500,000
Subordinated Promissory Notes, 24-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2024	5,750,000	5,750,000
Subordinated Promissory Notes, 12-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2023	3,436,182	5,750,000
Total		$12,686,182	$15,000,000

Acquisition notes payable		9,186,182	5,750,000
Discount on acquisition notes payable, current		(703,154)	(93,380)
Acquisition notes payable, current		8,483,028	5,656,620

		3,500,000	9,250,000
Discount on acquisition notes payable, long-term		(300,317)	(1,503,843)
Acquisition notes payable, net of current and discount		$3,199,683	$7,746,157

Notes Payable:
Mortgage Loan, 10-year term note, 4.8% interest, collateralized by land and warehouse building	September 26, 2032	$2,720,278	$2,841,566
Promissory Note, 21-month term note, 10% cash interest and subordinate to the Convertible Notes	November 22, 2024	560,000	560,000
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2021	3,742,526	3,910,767
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,008,291	1,099,592
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	683,968	683,968
Total notes payable		8,715,063	9,095,893

Notes payable, current		4,223,617	1,326,214
Discount on notes payable, current		(17,143)	(24,193)
Notes payable, current net of discount		$4,206,474	$1,302,021

Notes payable, long-term		4,483,445	7,769,679
Discount on notes payable, long-term		(13,428)	(23,522)
Notes payable, long-term, net		$4,470,017	$7,746,157

Related Notes Payable:
Marshall Loan, 2-year term note, 8.5% cash interest, 3.5% PIK interest and subordinate to the Convertible Notes. November of 2023 extended to 2.5 year term note	December 28, 2026	$1,500,000	$1,500,000

Discount on related party note payable, current		-	(70,644)
Notes payable, current, net of discount		$-	$1,429,356

Discount on related party note payable, long term		(40,369)	-
Notes payable, long term net		$1,459,631	$-

Total convertible notes payable, acquisition notes payable, notes payable and related party note payable		$23,968,832	$25,889,239

Future payments on notes payable are as follows:

2024	$13,417,799
2025	3,418,695
2026	5,771,873
2027	611,749
2028	313,044
Thereafter	1,518,085
$25,051,245

Convertible notes, original discount and related fees and costs	(1,082,413)
$23,968,832

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

In June 2022, the Company entered into a securities purchase agreement with two accredited investors pursuant to which the Company could receive up to $15,000,000 during the following twelve months of the agreement. The Company received $6,678,506 for Convertible Notes in the original principal amount of $7,500,000 (the “Convertible Notes”), representing the original purchase amount, less fees, costs, and a $500,000 holdback by the investors. In addition to the Convertible Notes, the investors received Common Stock Purchase Warrants (the “Warrants”) to acquire an aggregate of 56,250 shares of common stock. The Warrants are exercisable for five years at an exercise price of $4.44 per share, provide for customary anti-dilution protection, and an investor put right to require the Company to redeem the Warrants for a total of $250,000.  There was a loss of $3,540 for the change in the derivative liability for the period ended December 31, 2022.  On October 31, 2022, the Company entered into a letter agreement with the accredited investors in which all amounts owed were paid in full and the related convertible notes and all security interests were cancelled. Additionally, the Company terminated the related Form S-3 registration statement.

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

On October 19, 2022, Upexi, Inc. (the “Company”) and its indirect wholly owned subsidiary, Upexi 17129 Florida, LLC entered into a loan agreement, promissory note and related agreements with Professional Bank, a Florida state-chartered bank, providing for a mortgage on the Company’s principal office in N. Clearwater, Florida. The Company received $3,000,000 in connection with the transaction. The principal is to be repaid to Professional Bank over a term of ten years. The proceeds of the loan were utilized by the Company to pay down its loan facility with Acorn Capital, LLC in the amount of $2,780,200.  As of December 31, 2023, the Company was not in compliance with the debt service ratio.  The Company received a forbearance agreement from the bank until June 30, 2024 to return to compliance of the debt service ratio of 1.25 to 1, until that time the Company will pay an interest rate of 10% instead of the contractual terms of 4.8%.

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

During the six months ended December 31, 2023, the Company issued 90,909 shares of common stock for the acquisition of the remaining 45% of Cygnet Online, LLC.  The shares were valued at $162,727 or $1.79 per common share.

During the six months ended December 31, 2023, the Company issued 100,000 shares of common stock as an incentive restricted stock grant to certain employees.   The shares were valued at $85,000 or $0.85 per common share.

On January 18, 2024, the Company issued 501,605 shares of common stock as repayment of $500,000 of the Company’s long-term debt.  The shares were valued at 500,000 or .09868 per common share.

Note 12. Stock Based Compensation

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

The following table reflects the continuity of stock options for the six months ended December 31, 2023:

A summary of stock option activity is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2023	4,839,278	$3.31	6.23	$1,342,280
Canceled	(448,000)	4.34	-	-
Granted	400,000	1.47	1	32,000
Options outstanding at December 31, 2023	4,791,278	$3.36	5.65	$-
Options exercisable at December 31, 2023 (vested)	4,573,986	$2.92	5.74	-

Stock-based compensation expense attributable to stock options was $330,584 and $1,052,847 for the three months ended December 31, 2023, and 2022, respectively.  Stock-based compensation expense attributable to stock options was $752,471 and $1,980,173 for the six months ended December 31, 2023, and 2022, respectively.  As of December 31, 2023, there was $441,416 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately 1.5 years.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the six months ended December 31, 2023:

December 31, 2023
Dividend rate	-
Risk free interest rate	3.95%
Expected term	1
Expected volatility	63%
Grant date stock price	$1.47

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the six months ended December 31, 2023, and 2022.

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s income tax benefit was $694,807 and $1,167,174 for the three and six months ended December 31, 2023, respectively, and $755,253 and $47,052 for the three and six months ended December 31, 2022, respectively.

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

As of December 31, 2023, there was approximately $5,535,710 of losses available to reduce federal taxable income in future years and can be carried forward indefinitely.

Note 14. Risks and Uncertainties

There is substantial uncertainty and different interpretations among federal, state, and local regulatory agencies, legislators, academics, and businesses as to the scope of operation of Farm Bill-compliant hemp programs relative to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the U.S. Drug Enforcement Administration, or DEA, and/or the FDA and the extent to which manufacturers of products containing Farm Bill-compliant cultivators and processors may engage in interstate commerce. The uncertainties cannot be resolved without further federal, and perhaps even state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect upon the introduction of our products in different markets.

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

The Company received from Bloomios, Inc., (OTCQB:BLMS), the purchaser (i) $5,500,000 paid at closing; (ii) a convertible secured subordinated promissory note in the original principal amount of $5,000,000; (iii) 85,000 shares of Series D convertible preferred stock, with a total stated value of $8,500,000; (iv) a senior secured convertible debenture with a subscription amount of $4,500,000, after original issue discount of $779,117; and (v) a common stock purchase warrant to purchase up to 2,853,910 shares of Bloomios’s common stock.  The Company recorded the consideration received at the estimated value at the time of the transaction and as part of that estimate valued the additional warrants to purchase Bloomios shares of common stock at $8,500,000 and a valuation allowance of $8,500,000.

The assets transferred were recorded at their respective book values, the accrued and incurred expenses estimated by management were recorded and the consideration received was recorded at management's estimated fair value based on the balance sheet on October 26, 2022, the effective closing date.

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

At closing, the Company provided working capital, in the form of inventory, in excess of the working capital agreement and during the transition period, there are certain expenses and purchases incurred that are to be netted against funds collected on behalf of the buyer.  June 30, 2023, there was a receivable balance from the buyer of $845,443, net of a reserve of $931,613.

Advance for payroll	$50,000
Operating expense	652,891
Management fees	685,600
Excess working capital	388,565
Accrued Interest	247,885
Subtotal due from Bloomios	$2,024,941
Reserve	1,179,498
Total due from Bloomios	$845,443

Note 16. Discontinued Operations – Sale of Interactive Offers

On August 31, 2023, the Company sold Interactive offers to Amplifyir Inc. The purchase price is $1,250,000 with a provision to adjust the final purchase price based on the business being transferred to Amplifyer Inc. with a net zero working capital. In addition, the Buyer is obligated to pay the Company two-and-one-half percent (2.5%) of certain advertising revenues of Interactive for a two-year period post-closing. Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded from both continuing operations and segment results for all periods presented.

Summary of discontinued operations:

	Three months ended December 30,
	2023	2022
Discontinued Operations
Revenue	$158,147	$604,625
Cost of sales	$11,982	$230,967
Sales, general and administrative expenses	$339,205	$971,657
Depreciation and amortization	$-	$1,798
Income (loss) from discontinued operations	$(193,040)	$(928,215)
Accounts receivable net of allowance for doubtful accounts	$-	$56,961
Fixed assets, net of accumulated depreciation	$-	$5,195
Total assets	$-	$405,721
Total liabilities	$-	$562,953

	Six months ended December 30,
	2023	2022
Discontinued Operations
Revenue	$158,147	$1,560,387
Cost of sales	$11,982	$961,273
Sales, general and administrative expenses	$339,205	$1,635,435
Depreciation and amortization	$-	$11,593
Income (loss) from discontinued operations	$(193,040)	$(1,376,332)
Accounts receivable net of allowance for doubtful accounts	$-	$56,961
Fixed assets, net of accumulated depreciation	$-	$5,195
Total assets	$-	$405,721
Total liabilities	$-	$562,953

Note 17. Subsequent Events

On January 18, 2024, the Company received a notice from the promissory note holder to convert $500,000 of the principal balance for 501,605 shares or at the closing Company common stock price of $0.9968 per share. The conversion was accepted and the shares were issued, lowering the outstanding balance and the future interest payments on the loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” mean Upexi, Inc.

For the three and six months ended December 31, 2022 the condensed consolidated financial statements of Upexi, Inc. include the accounts of the Company and its wholly-owned subsidiaries; Trunano Labs, Inc., a Nevada corporation, Steam Distribution, LLC, a California limited liability company; One Hit Wonder, Inc., a California corporation; HAVZ, LLC, d/b/a Steam Wholesale, a California limited liability company, One Hit Wonder Holdings, LLC a California corporation; SWCH LLC, a Delaware limited liability company; Cresco Management LLC, a California limited liability company; VitaMedica, Inc., a Nevada corporation, Cygnet Online, LLC a Delaware limited liability corporation; Upexi Pet Products, LLC (“LuckyTail”), a Delaware limited liability corporation as of August 12, 2022;  and E-Core Technology, Inc. (“E-core”) a Florida Corporation as of October 21, 2022

For the six months ended December 31, 2023, the condensed consolidated financial statements of Upexi, Inc. include all of the subsidiary accounts included in the condensed consolidated financial statements for the three and six months ended December 31, 2023.

All intercompany accounts and transactions have been eliminated as a result of the consolidation.

Operating Segments

The Company’s financial reporting is organized into two segments: Our Branded Product segment and our Recommerce segment.  Our Branded Product segment is focused on the development, growth, and distribution of the branded products that we own.  Our Recommerce segment is focused on the purchase and sale of new and used products through channels such as Amazon and wholesale distributors.  Other sources of revenue and related costs are aggregated and viewed by management as immaterial or have similar economic characteristics, product production, distribution processes and regulatory environment as the other product sales.

For the three months ended December 31, 2023 and December 31, 2022, the share-based compensation of $330,548 and $1,052,847, respectively was allocated to the Branded Product segment.  For the six months ended December 31, 2023 and December 31, 2022, the share-based compensation of $752,471 and 1,980,173, respectively was allocated to the Branded Product segment.

All indirect corporate and public company general and administrative expenses are allocated to the Branded Product Segment.

Segment Information

The Company provides the following segments: (a) branded products segment and (b) recommerce segment.

For the three months ended December 31, 2023:

	Branded Products	Recommerce	Total

Revenue	$7,659,684	$14,168,143	$21,827,827
Loss from operations	$(1,375,205)	$(411,916)	$(1,787,121)
Other (expense)	$(957,434)	$(261,549)	$(1,077,121)
Depreciation expense	$328,619	$-	$328,619
Income tax (expense) benefit	$598,452	$96,355	$694,807
Segment assets:
Additions to property, plant, and equipment	$184,143	$-	$184,143
Total assets	$26,893,877	$35,228,722	$62,122,599

For the three months ended December 31, 2022:

	Branded Products	Recommerce	Total

Revenue	$8,100,312	$18,641,250	$26,741,562
Loss from operations	$(1,850,890)	$(150,434)	$(1,700,456)
Other (expense)	$(1,575,441)	$(220,398)	$(1,792,839)
Depreciation expense	$240,958	$-	$240,958
Income tax benefit	$(814,748)	$59,495	$(755,253)
Segment assets:
Additions to property, plant, and equipment	$36,039	$-	$36,039
Total assets	$24,385,359	$39,467,708	$63,853,067

For the six months ended December 31, 2023:

	Branded Products	Recommerce	Total

Revenue	$14,222,297	$24,953,172	$49,175,469
Loss from operations	$(2,709,287)	$(219,988)	$(2,929,275)
Other (expense)	$(1,799,571)	$(151,698)	$(1,951,269)
Depreciation expense	$614,703	$-	$614,703
Income tax (expense) benefit	$1,109,977	$57,197	$1,167,174
Segment assets:
Additions to property, plant, and equipment	$480,456	$-	$480,456
Total assets	$24,385,359	$35,228,722	$62,122,599

For the six months ended December 31, 2022:

	Branded Products	Recommerce	Total

Revenue	$12,071,592	$25,888,769	$37,960,361
Loss from operations	$(3,816,387)	$(261,467)	$(4,077,854)
Other (expense)	$(1,999,719)	$(224,828)	$(2,224,547)
Depreciation expense	$435,455	$-	$435,455
Income tax (expense) benefit	$(115,033)	$67,981	$(47,052)
Segment assets:
Additions to property, plant, and equipment	$183,969	$-	$183,969
Total assets	$24,385,359	$39,467,708	$63,853,067

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended December 31, 2023, and 2022, which are included herein.

Three Months Ended December 31, 2023, Compared to Three Months Ended December 31, 2022

	December 31,
	2023	2022	Change
Revenue	$21,827,827	$26,741,562	$(4,913,735)
Cost of revenue	$13,556,574	$16,655,117	$(3,098,543)
Sales and marketing expenses	$2,691,368	$3,297,144	$(605,776)
Distribution costs	$3,247,554	$3,575,545	$(327,991)
General and administrative expenses	$2,303,220	$2,517,651	$(214,431)
Other operating expenses	$1,816,232	$2,396,561	$(580,329)
Other expenses (income)	$(1,077,084)	$(1,792,839)	$(715,755)
Net income (loss) attributable to Upexi, Inc.	$(2,437,919)	$2,699,679	$(5,107,598)

Revenues decreased by $4,913,735 or 18% to $21,827,827 compared with revenue of $26,741,562 in the same period last year. The revenue decline was primarily the result of lower recommerce revenue through both Amazon channels and wholesale.  There were certain wholesale deals not completed at the end of the period that resulted in both a buildup of inventory and lower sales for the period ended December 31, 2023.  Branded Product sales increased in the health and beauty product categories with a slight decline in both the pet care and children’s toy product categories, primarily from lower than expected sales in the Amazon sales channel.  Management will continue to focus on the development and growth of the high gross margin Branded Product sales.

Cost of revenue decreased by $3,098,543 or 19% to $13,556,574 compared with cost of revenue of $16,655,117 in the same period last year.  The cost of revenue decline was primarily related to the lower recommerce revenue.  Gross profit decreased by approximately $1.8 million compared to the same period in the previous year.  Management will seek to improve the gross profit and the overall gross margin in the next 12 months as we are able to leverage the significant increase in our purchasing requirements and continue to consolidate our operations.

Sales and marketing expenses decreased by $605,776 or 18% compared with the same period in the prior year.  The decreased in sales and marketing expenses was primarily related to management’s efforts to refine sales strategies to focus on long-term recurring sales growth through subscription revenue and sales channel expansion.   Management will continue to strategically increase the sales and marketing budget for our direct to consumer sales channels as the Company seeks to capitalize on an opportunity to take advantage of lower costs to estimated lifetime value of the customer. Management believes that this strategy will yield significant returns in the next 12 months.  We anticipate our advertising expenses will be reduced over time as a percentage of sales in the following quarters, which will increase our overall profitability.

Distribution costs decreased $327,991 or 9% compared with the same period in the prior year.  The decrease in distribution costs was related to the decreased revenue and management’s efforts to consolidate and streamline our distribution network.  In addition, there continued to be slight increases in transportation costs and third-party provider rates and management has a strategy that it expects will start to decrease the overall percentage of distribution costs to sales.

General and administrative expenses decreased by $214,431 or 9% compared with the same period in the prior year. As the Company has consolidated the acquisitions and adjusted for the sale of Infusionz and Interactive Offers, management has managed the general and administrative costs and will continue to implement strategies to decrease the percentage of general and administrative costs when compared to total sales.

Other operating expenses decreased by $580,329 or 24% compared with the same period in the prior year.  These expenses are primarily non-cash and decreased based on the decreased amortization of stock compensation and offset by slight increases in intangible assets amortization and depreciation.

During the three months ended December 31, 2023, the Company had other expense of $1,077,084 compared to expense of $1,792,839 during the three months ended December 31, 2022.  The decrease was primarily related to the termination interest expense with the early repayment of the senior secured convertible note payable.

In addition, during the three months ended December 31, 2023, the Company recognized a loss on the sale of Interactive offers, and an impairment on the Delray Beach facility, that was consolidated into the Tampa facility.  These were offset by the gain on the lease settlement for the California facility and an income tax benefit. During the three months ended December 31, 2022, the Company recognized a gain on the sale of Infusionz and select assets, which was later adjusted for lack of payment from the buyer and an income tax expense.

Other income was related to the gain recognized from the sale of Infusionz and select manufacturing business and offset with interest expenses incurred from the refinancing and early termination of debt obtained in June of 2022.

The Company had a net loss of $2,437,919 compared to net income of $2,669,679 in the same period in the prior year.  The decrease in net income is primarily related to the items mentioned above.

We will continue to improve the gross profit, while reducing the general and administrative expenses as compared to the sales as the Company continues to focus on sales growth while continuing to improve net income through the consolidation of operations.

Six Months Ended December 31, 2023, Compared to Six Months Ended December 31, 2022

	December 31,
	2023	2022	Change
Revenue	$49,175,469	$37,960,361	$11,215,108
Cost of revenue	$32,196,367	$22,056,433	$10,139,934
Sales and marketing expenses	$5,540,035	$5,024,613	$515,422
Distribution costs	$6,098,170	$6,063,379	$34,791
General and administrative expenses	$4,559,148	$4,645,497	$(86,349)
Other operating expenses	$3,711,024	$4,248,293	$(537,269)
Other (expenses) income	$(1,951,269)	$(2,224,547)	$273,278
Net income attributable to Upexi, Inc.	$(3,794,307)	$72,164	$(3,866,471)

Revenues increased by $11,215,108 or 30% to $49,175,469 compared with revenue of $37,960,361 in the same period in the prior year. The revenue growth was primarily the result of the acquisition of E-core and was offset by the sale of Infusionz and Interactive Offers.  The six months ended December 31, 2022 only included two and a half months of revenue from E-Core, as the acquisition was effective October 21, 2022 and did not include a complete six months of revenue from LuckyTail.  In addition, revenue declined in the recommerce segment in both Amazon channels and wholesale.  There were certain wholesale deals not completed at the end of the period that resulted in both a buildup of inventory and lower sales for the period ended December 31, 2023.  Brand Product sales increased in the health and beauty products and the children’s toy products category with a decline in the pet care product category, primarily from lower than expected sales in the Amazon sales channel.    Management will continue to focus on the development and growth of the high gross margin Brand Product sales.

Cost of revenue increased by $10,139,934 or 46% to $32,196,367 compared with cost of revenue of $22,056,433 in the same period in the prior year.  The cost of revenue growth was primarily related to the increase in sales during the period.  Gross profit increased by over $1 million compared to the same period in the previous year.   Management will seek to improve the gross profit and the overall gross margin in the next 12 months as we are able to leverage the significant increase in our purchasing requirements and continue to consolidate our operations.

Sales and marketing expenses increased by $515,422 or 10% compared with the same period in the previous year.  The increase in sales and marketing expenses was primarily related to the increase in the Branded Products segment.  Management will continue to increase the sales and marketing budget for our direct to consumer sales channels as the Company seeks to capitalize on an opportunity to take advantage of lower costs to estimated lifetime value of the customer. Management believes that this strategy will yield significant returns in the next 12 months.  We anticipate our advertising expenses will be reduced over time as a percentage of sales in the following quarters, which will increase our overall profitability.

Distribution costs increased $34,791 or 1% compared with the same period in the previous year.  Although the distribution costs increased during the period compared to the same period in the previous year, as a percentage of overall revenue, the distribution costs decreased over 3.5%.    Management will continue its efforts to consolidate and streamline our distribution network and decrease the costs as a percentage of revenue.

General and administrative expenses decreased by $86,349 or 2% compared with the same period in the previous year.  As the Company has consolidated the acquisitions and adjusted for the sale of Infusionz and Interactive Offers, management has controlled the general and administrative costs and will continue to implement strategies to decrease the percentage of general and administrative costs when compared to total sales.

Other operating expenses decreased by $537,269 or 12% compared with the same period in the previous year.  These expenses are primarily non-cash and decreased based on the lower amortization of stock compensation offset by increases in intangible assets amortization and depreciation.

During the six months ended December 31, 2023, the Company had other expense of $1,951,269 compared to expense of $2,224,547 during the six months ended December 31, 2022.  The decrease was primarily related to the termination interest expense with the early repayment of the senior secured convertible note payable obtained in June of 2022 and the $726,800 of non-cash amortization of imputed interest on acquisition notes payable.

In addition, during the six months ended December 31, 2023, the Company recognized a gain on the sale of Interactive Offers, and an impairment on the Delray Beach facility, that was consolidated into the Tampa facility.  These were offset by the gain on the lease settlement for the California facility and an income tax benefit.  During the six months ended December 31, 2022, the Company recognized a gain on the sale of Infusionz and select assets, which was later adjusted for lack of payment from the buyer and an income tax expense.

The Company had a net loss of $3,794,307 compared to net income of $72,164 in the same period in the previous year.  The decrease in net income is primarily related to the items mentioned above.

We will continue to improve the gross profit, while reducing the general and administrative expenses as compared to the sales as the Company continues to focus on sales growth while continuing to improve net income through the consolidation of operations.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2023	As of June 30, 2022
Current assets	$22,583,131	$25,455,714
Current liabilities	24,256,069	19,606,010
Working capital	$(1,672,938)	$5,849,704

Cash Flows

	Six Months Ended December 31,
	2023	2022
Cash flows provided by operating activities – continuing operations	$(2,120,077)	$3,851,106
Cash flows provided by (used in) investing activities – continuing operations	(902,864)	3,230,642
Cash flows used in financing activities – continuing operations	599,027	(9,464,945)

Cash flows used by operating activities – discontinued operations	(223,957)	258,448)
Cash flows provided by (used by) investing activities – discontinued operations	-	-
Cash flows provided by (used by) financing activities – discontinued operations	-	-

Net decrease in cash during the period	$(2,647,871)	$(2,641,645)

On December 31, 2023, the Company had cash of $1,844,420, a decrease of $2,647,871 from June 30, 2023.

Net cash from operating activities benefited from non-cash expenses of $3,813,681 and decreased accounts receivable of $1,943,520, which were offset by increased inventory and paydown of accounts payable and accrued liabilities.

Net cash used in investing activities for the six months ended December 31, 2023 was $902,864 and was primarily related to the $500,000 paid for the remaining 45% of Cygnet Online LLC and the acquisition of property and equipment.  The acquisition of property and equipment primarily related to equipment and leasehold improvement for the final phase of our consolidation strategy.

Net cash provided by financing activities for the six months ended December 31, 2023, was $599,027 compared to the use of $9,464,945 during the six months ended December 31, 2022.  The cash used in financing activities during the six months ended December 31, 2023 related to the repayment of notes payable and acquisition notes payable and was offset by the Company’s line of credit.

For the six months ended December 31, 2022 used by financing activities was the repayment of $7,201,079 to the line of credit, the repayment and termination of the senior convertible note and the installment payments of several other notes.  The Company obtained a note from a related party and a mortgage on the building purchased in the prior year.  The funds obtained were used for investing activities and the repayment of the senior convertible note.

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

On October 31, 2022, Upexi, Inc. (the “Company”), paid $4,275,071 in principal, $613,466 in accrued interest, $250,000 for settlement of a put option and $7,900 in miscellaneous fees for a total of $5,146,437 to the holders of the $15 million senior secured convertible notes entered into on June 28, 2022. The payment terminated the agreement with the noteholders. The Company also terminated the registration statement covering the senior secured notes payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the current fiscal year, including identifying specific areas within our governance, accounting, and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. The Company has added significant qualified resources to ensure proper segregation of duties and proper review of the financial reporting policies and procedures.

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

Item 1A. Risk Factors

As a "smaller reporting company", the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All of the securities issued by the Company as described above were issued pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws. For more information regarding the foregoing transaction, see Note 11 to our Unaudited Condensed Consolidated Financial Statements included herein.

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

UPEXI, INC.

Dated: February 14, 2024	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: February 14, 2024	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

