Form 10-Q
period 2024-03-31
UPEXI, INC.
filed 2024-07-09
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of July 5, 2024, the registrant had 20,889,384 shares of common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPEXI, INC.

Interim Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Month Periods Ended March 31, 2024 and 2023

4

UPEXI, INC.
CONDENSED CONSOLDIATED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
	2024	2023

ASSETS
Current assets
Cash	$498,287	$4,492,291
Accounts receivable	4,707,128	6,963,915
Inventory	8,801,901	9,267,892
Due from Bloomios	-	845,443
Prepaid expenses and other receivables	720,582	1,283,617
Current assets of discontinued operations	2,111,952	2,602,556
Total current assets	16,839,850	25,455,714

Property and equipment, net	7,520,005	7,442,623
Intangible assets, net	9,469,923	12,588,124
Goodwill	10,847,791	9,290,501
Deferred tax asset	8,273,049	5,604,056
Other assets	368,004	76,728
Assets held for sale	1,675,112	2,984,868
Right-of-use asset	1,513,693	410,453
Total other assets	39,667,577	38,397,353

Total assets	$56,507,427	$63,853,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,124,024	$3,930,540
Accrued compensation	841,064	533,842
Deferred revenue	111,519	-
Accrued liabilities	2,551,149	3,350,541
Acquisition payable	300,000	-
Current portion of notes payable	5,473,136	1,302,021
Current portion of convertible notes payable	-	1,254,167
Current portion of acquisition note payable	8,048,562	5,656,620
Current portion of related party note payable	-	1,429,356
Line of Credit	3,938,772	882,845
Current portion of operating lease payable	803,558	419,443
Current liabilities of discontinued operations	-	975,310
Total current liabilities	24,191,784	19,734,685

Operating lease payable, net of current portion	1,055,301	34,684
Related party note payable	1,479,815	-
Convertible notes payable	1,650,000	895,833
Acquisition notes payable, net of current	2,929,393	7,605,085
Notes payable, net of current portion	3,144,327	7,746,157
Total long-term liabilities	10,258,836	16,281,759

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, and 500,000 and 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value, 100,000,000 shares authorized, and 20,906,870 and 20,215,961 shares issued and outstanding, respectively	20,909	20,216
Additional paid in capital	53,149,492	51,522,229
Accumulated deficit	(31,114,094)	(23,201,175)
Total stockholders' equity attributable to Upexi, Inc.	22,056,807	28,341,770
Non-controlling interest in subsidiary		(505,147)
Total stockholders' equity	22,056,807	27,836,623

Total liabilities and stockholders' equity	$56,507,427	$63,853,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month's Ended March 31,		Nine Month's Ended March 31,
	2024	2023	2024	2023

Revenue
Revenue	$14,444,957	$21,883,445	$59,586,148	$56,282,542

Cost of Revenue	11,561,834	14,305,698	42,864,857	35,555,746

Gross profit	2,883,123	7,577,747	16,721,291	20,726,796

Operating expenses
Sales and marketing	1,547,161	2,258,937	5,427,358	5,331,948
Distribution costs	2,291,945	2,352,684	7,516,748	8,010,373
General and administrative expenses	2,399,387	2,602,312	6,685,881	6,807,739
Share-based compensation	212,758	1,146,299	965,229	3,126,472
Amortization of acquired intangible assets	1,062,734	1,124,500	3,188,201	2,709,167
Depreciation	306,185	225,879	901,521	649,883
	7,820,170	9,710,611	24,684,938	26,635,582

Loss from operations	(4,937,047)	(2,132,864)	(7,963,647)	(5,908,786)

Other income (expense), net
Change in derivative liability	-	-	-	(1,770)
Interest (expense) income, net	661,878	152,360	2,612,617	2,370,294

Other income (expense), net	661,878	152,360	2,612,617	2,368,524

Income (loss) on operations before income tax	(5,598,925)	(1,980,504)	(10,576,264)	(8,277,310)
Gain on sale of Infusionz and select assets	-	-	-	7,564,363
Gain (loss) from the sale of Interactive Offers	(103,263)	-	237,670
Lease settlement, California facility	-	-	-
Lease impairment, Delray Beach facility	-	-	(289,968)
Income tax benefit (expense)	1,501,595	496,880	2,668,769	449,828

Net income (loss) from continuing operations	(4,200,593)	(1,483,624)	(7,959,793)	(263,119)

(Loss) income from discontinued operations	81,981	(287,119)	46,874	(1,663,451)

Net loss attributable to non-controlling interest	-	124,804	-	358,390

Net income (loss) attributable to Upexi, Inc.	$(4,118,612)	$(1,645,939)	$(7,912,919)	$(1,568,180)

Basic and dilutive loss per share:
Income (loss) per share from continuing operations	$(0.20)	$(0.08)	$(0.39)	$(0.02)
(Loss) income per share from discontinued operations	$-	$(0.02)	$0.00	$(0.10)
Total income (loss) per share	$(0.20)	$(0.09)	$(0.39)	$(0.09)

Basic weighted average shares outstanding	20,723,542	18,015,837	20,423,924	17,418,877
Fully diluted weighted average shares outstanding	20,723,542	18,015,837	20,423,924	17,418,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Non-controlling	Total Stockholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Interest	Equity

2023
Balance, June 30, 2022	500,000	$500	16,713,345	$16,713	$34,985,597	$(6,270,886)	$54,820	$28,786,744

Amortization of common stock issuance for services	-	-	-	-	70,350	-	-	70,350

Stock based compensation	-	-	-	-	927,326	-	-	927,326

Net loss for the three months ended September 30, 2022	-	-	-	-	-	(2,597,515)	(148,005)	(2,745,520)

Balance, September 30, 2022	500,000	$500	16,713,345	$16,713	$35,983,273	$(8,868,401)	$(93,185)	$27,038,900

Amortization of common stock issuance for services	-	-	-	-	70,350	-	-	70,350

Stock based compensation	-	-	-	-	1,052,847	-	-	1,052,847

Issuance of common stock for acquisition of E-Core	-	-	1,247,403	1,247	5,998,753	-	-	6,000,000

Net loss for the three months ended December 31, 2022	-	-	-	-	-	2,669,679	(85,581)	2,584,098

Balance, December 31, 2022	500,000	$500	17,960,748	$17,960	$43,105,223	$(6,198,722)	$(178,766)	$36,746,195

Stock based compensation	-	-	-	-	1,146,299	-	-	1,146,299

Issuance of common stock for interest on note payable	-	-	134,000	134	606,870	-	-	607,004

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(1,643,884)	(124,804)	(1,768,688)

Balance, March 31, 2023	500,000	$500	18,094,748	$18,094	$44,858,392	$(7,842,606)	$(303,570)	$36,730,810

2023

Balance, June 30, 2023	500,000	$500	20,215,961	$20,216	$51,522,229	$(23,201,175)	$(505,147)	$27,836,623

Issuance of stock and equity for purchase of Cygnet	-	-	90,909	91	162,636	-	505,147	667,874

Stock based compensation	-	-	-	-	421,887	-	-	421,887

Net loss for the three months ended September 30, 2023	-	-	-	-	-	(1,356,388)	-	(1,356,388)

Balance, September 30, 2023	500,000	$500	20,306,870	$20,307	$52,106,752	$(24,557,563)	$-	$27,569,996

Stock based compensation	-	-	-	-	330,584	-	-	330,584

Net income (loss) for the three months ended December 31, 2023	-	-	-	-	-	(2,437,919)	-	(2,437,919)

Balance, December 31, 2023	500,000	$500	20,306,870	$20,307	$52,437,336	$(26,995,482)	$-	$25,462,661

Issuance of stock for conversion of debt	-	-	500,000	502	499,498	-	-	500,000
			.
Stock based compensation	-	-	100,000	100	212,658	-	-	212,758

Net income (loss) for the three months ended March 31, 2024	-	-	-	-	-	(4,118,612)	-	(4,118,612)

Balance, March 31, 2024	500,000	$500	20,906,870	$20,909	$53,149,492	$(31,114,094)	$-	$22,056,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Month's Ended March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income from operations	$(7,912,919)	$(1,568,180)

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,089,722	3,359,050
Accrued interest on note recievable from Bloomios	-	(141,635)
Amortization of senior security original issue discount	-	(455,450)
Unreimburesed transition fees from Bloomios	-	(428,500)
Amortization of loan costs	50,459	-
Amortization of consideration discount	900,339	-
Non-cash consideration for sale of Infusionz and select assets, net	-	(7,564,363)
Inventory write-offs	1,812,319	34,328
Gain on sale of interactive offers	(237,670)	-
Change in deferred tax asset	(2,668,993)	(515,089)
Noncontrolling interest	-	(358,390)
Shares issued for finder fee	-	1,770
Stock based compensation	965,229	3,126,472
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	2,413,987	2,175,850
Inventory	(255,500)	2,561,502
Prepaid expenses and other assets	492,343	94,178
Operating lease payable	301,492	(22,830)
Accounts payable and accrued liabilities	(2,775,503)	1,744,961
Deferred revenue	(22,431)	-
Net cash provided by operating activities - Continuing Operations	(2,847,126)	2,043,674
Net cash provided by (used in) operating activities - Discontinued Operations	(187,280)	190,539
Net cash provided by operating activities	(3,034,406)	2,234,213

Cash flows from investing activities
Acquisition of Lucky Tail	-	(3,012,327)
Acquisition of VitaMedica, Inc., net of cash acquired	-	(500,000)
Acquisition of New England Technology, Inc.	-	(1,698,748)
Proceeds from the sale of Interactive Offers, net of liabilities paid	940,000	-
Acquisition of patent rights for Tytan Tiles	(70,000)	-
Acquisition of Cygnet Online LLC, net of cash acquired	(500,000)	(1,050,000)
Proceeds from the sale of Infusionz and selected assets	-	5,173,610
Acquisition of property and equipment	(770,721)	(278,683)
Net cash provided by (used in) investing activities - Continuing Operations	(400,721)	(1,366,148)
Net cash (used in) provided by investing activities - Discontinued Operations	-	-
Net cash provided by (used in) investing activities	(400,721)	(1,366,148)

Cash flows from financing activities
Repayment of notes payable	(430,715)	(470,168)
Repayment of the senior convertible notes payable	-	(6,307,775)
Proceeds (payments) on line of credit, net	3,055,927	(6,826,338)
Payment on acquisition notes payable	(3,184,089)
Repayment of SBA note payable		(254,804)
Proceeds from convertible note payable	-	2,650,000
Proceeds on note payable on building	-	3,000,000
Repayment on note payable on building		(97,744)
Proceeds on note payable, related party	-	1,470,000
Net cash used in financing activities - Continuing Operations	(558,877)	(6,836,829)
Net cash (used in) provided by financing activities - Discontinued Operations	-	-
Net cash used in financing activities	(558,877)	(6,836,829)

Net decrease in cash - Continuing Operations	(3,806,724)	(6,159,303)
Net (decrease) increase in cash - Discontinued Operations	(187,280)	190,539

Cash, beginning of period	4,492,291	7,149,806
Cash, end of period	$498,287	$1,181,042

Supplemental cash flow disclosures
Interest paid	$1,505,162	$326,918
Income tax paid	$-	$-
Issuance of common stock for acquisition of Cygnet	$162,727	$-
Issuance of debt for acquisition of Cygnet	$300,000	$-
Bloomios non-cash payment of receivables, net	$845,443	$-
Issuance of common stock for the repayment of convertible note payable	$500,000	$-
Liabilities assumed from acquisition of E-Core	$-	$(7,712,168)
Issuance of stock for acquisition of E-Core	$-	$6,000,000
Assets available for sale	$-	$6,446,210

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

Upexi, Inc. (the “Company”) is a Nevada corporation with fourteen active subsidiaries through which the Company primarily conducts its business.  The Company’s fourteen active subsidiaries are as follows:

☐	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
☐	Trunano Labs, Inc., a Nevada corporation
☐	MW Products, Inc., a Nevada corporation
☐	Upexi Holding, LLC, a Delaware limited liability company
	o	Upexi Pet Products, LLC, a Delaware limited liability company
☐	Upexi Enterprise, LLC, a Delaware limited liability company
	o	Upexi Property & Assets, LLC, a Delaware limited liability company
■ Upexi 17129 Florida, LLC, a Delaware limited liability company
	o	E-Core Technology, Inc.
	o	Upexi Distribution Management LLC, a Delaware limited liability company
	o	Upexi Distribution LLC, a Delaware limited liability company
☐	Cygnet Online, LLC (“Cygnet”), a Delaware limited liability company.

In addition, the Company has six wholly owned subsidiaries that had no activity during the three and nine months ended March 31, 2024 and March 31, 2023, respectively.   All of the entities were dissolved or cancelled in the three months ended March 31, 2024.

•	Steam Distribution, LLC, a California limited liability company
•	One Hit Wonder, Inc., a California corporation
•	One Hit Wonder Holdings, LLC, a California limited liability company
•	Vape Estate, Inc., a Nevada Corporation
•	SWCH, LLC, a Delaware limited liability company
•	Cresco Management, LLC, a California limited liability company

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

Cygnet Online operates from our Florida warehouse and distribution center, day to day operations of our Amazon liquidation business team from this location with support of remote team members.

Lucky Tail operates from our Florida location with sales and marketing driven by on-site and remote teams that operate the Amazon sales strategy and daily business operations.

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

Business Acquisitions

On April 1, 2022, the Company entered into a securities purchase agreement with a single investor to acquire 55% of the equity interest in Cygnet Online, LLC, a Delaware limited liability corporation. The agreement also enables the Company to purchase the remaining 45% over the following two years. On September 1, 2023, the Company purchased the remaining 45% of Cygnet Online, LLC for $500,000 cash, 90,909 shares of the Company’s common stock and a $300,000 cash payment due on September 1, 2024. The Company has not released the shares to the seller.

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

On June 13, 2024, Upexi, Inc. (the “Company”) entered into a Stock Purchase Agreement (“SPA”) pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity (the “Interests”) of its wholly owned subsidiary VitaMedica, Inc. to three investors (the “Buyers”). One of the minority Interest Buyers is Allan Marshall, the Company’s Chief Executive Officers. The purchase price for the stock was Six Million Dollars ($6,000,000), subject to certain customary post-closing adjustments. In addition, the Buyers are obligated to pay the Company for services provided according to the Transition Services Agreement.  Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded from both continuing operations and segment results for all periods presented.

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of March 31, 2024, and June 30, 2023.

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

Discontinued Operations

A discontinued operation is a component of an entity that has either been disposed of or that is classified as held for sale, which represents a separate major line of business or geographic area of options and is part of a single coordinated plan to dispose of a separate line of business or geographical area of operations.  In accordance with the rules regarding the presentation of discontinued operations, the assets, liabilities, and activity of Infusionz, Interactive Offers, VitaMedica and certain manufacturing business have been reclassified as discontinued operations for all periods presented.

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

The carrying amounts reflected in the balance sheets for cash, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.  For the three months ended September 30, 2022, management believed it necessary to record a reserve against the debt and equity instruments obtained in the sale of Infusionz of $8,500,000.

Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements as of and for the three and nine months ended March 31, 2024, for the three and nine month periods ended March 31, 2023, and as of June 30, 2023 to conform to the presentation as of and for the three and nine months ended March 31, 2024.

Note 2. Acquisitions

Cygnet Online, LLC

The Company acquired 55% of Cygnet Online, LLC, on April 1, 2022.  The purchase price was $5,515,756, as amended.

The following table summarizes the consideration transferred to acquire Cygnet Online, LLC and the amount of identified assets acquired, and liabilities assumed at the acquisition date.

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

On September 1, 2023, the Company completed the acquisition of the remaining 45% interest for structured cash payments equaling $800,000, the forgiveness of advances of $89,416 and 90,909 shares of the Company’s common stock valued at $162,727.   As of June 24, 2024, the Company has not released the 90,909 shares or paid the remaining $300,000 owed related to this additional acquisition.

Fair value of consideration transferred:

Cash	$800,000
Noncontrolling interest	505,147
Forgiveness of advances	89,416
Common stock, 90,909 shares valued at $1.79 per common share, the closing price on September 1, 2023.	162,727
$1,557,290

The additional consideration was recorded as goodwill by management and will be subject to change based on the final purchase price allocation.

The acquisition of Cygnet provided the Company with the opportunity to expand its operations as an Amazon and eCommerce seller. The resulting combination increased Cygnet’s product offerings through the Company’s distributors and partnerships as it continues to focus on over-the-counter supplements and beauty products. Cygnet will be the anchor company for Upexi’s Amazon strategy. These are the factors of goodwill recognized in the acquisition.  The Company’s management is evaluating the intangible assets of this acquisition and had not reached a conclusion on any impairment of these intangible assets at the time of this report.

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

The consolidated financial include the actual results of LuckyTail from August 13, 2022 through March 31, 2024. The Company recorded interest on the consideration of $63,282 during the year ended June 30, 2023.

The acquisition of LuckyTail provided the Company with a foothold in the pet care industry and a strong presence on Amazon and its eCommerce store, offering nutritional and grooming products domestically and internationally. The acquisition provided both top line growth and improved EBITDA for the Company. These are the factors of goodwill recognized in the acquisition.  The purchase price allocation was performed by a third party and is no longer subject to change.

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

The Company’s consolidated financial statements include the actual results of E-Core from November 1, 2022 to March 31, 2024. The Company recorded interest on the consideration of $969,098 during the year ended June 30, 2023 and $900,339 during the nine months ended March 31, 2024. At June 30, 2023 there was $1,738,295 of unamortized debt discount that will be expensed over the next two years.   At March 31, 2024 there was $810,545 of unamortized debt discount that will be expensed over the following nineteen months.

The acquisition of E-Core provided the Company with an entrance into the children’s toy sector as well as national retail distribution for owned and non-owned branded products. The acquisition expands the Company’s ability to leverage direct-to-consumer distribution and further develops the broad distribution capabilities of E-Core. These are the factors of goodwill recognized in the acquisition.  The purchase price allocation was performed by a third party and is no longer subject to change.

Revenue from acquisitions included in the financial statements.

	Nine months ended March 31,
	2024	2023
Cygnet	$10,629,121	$20,806,317
LuckyTail	2,219,111	3,573,727
E-Core	38,625,335	25,822,931

	$51,473,567	$50,202,975

	Three months ended March 31,
	2024	2023
Cygnet	1,956,310	7,359,955
LuckyTail	673,738	1,394,459
E-Core	9,221,715	13,647,412

	$11,851,763	$22,401,826

Consolidated pro-forma unaudited financial statements.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company, LuckyTail and E-Core after giving effect to the Company’s acquisitions as if the acquisitions occurred on July 1, 2022.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on July 1, 2022, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the nine months ended March 31, 2023, as if the acquisitions occurred on July 1, 2022.  The results of operations for Cygnet, LuckyTail and E-Core are included in the three and nine months ended March 31, 2024.  The results of operations for include LuckyTail from August 13, 2022 to March 31, 2023 and E-Core from October 21, 2022 to March 31, 2023.

Operating expenses for the nine months ended March 31, 2023 have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of LuckyTail and E-Core by approximately $44,619, and $134,625, per month respectively and $363,415 of interest expense.

Pro Forma, Unaudited				Proforma
Nine months ended March 31, 2023	Upexi, Inc.	LuckyTail	E-Core	Adjustments	Proforma

Net sales	$56,282,542	$892,270	$12,905,836	$-	$70,080,648
Cost of sales	$35,555,746	$137,088	$11,177,032	$-	$46,869,866
Operating expenses	$26,635,582	$383,476	$1,050,602	$567,721	$28,637,381
Net income (loss) from continuing operations	$(263,119)	$371,706	$660,860	$(567,721)	$201,726
Basic income (loss) per common share	$(0.02)	$-	$0.53	$-	$0.01
Weighted average shares outstanding	17,418,877	-	1,247,402	(693,001)	17,973,278

Note 3. Inventory

Inventory consisted of the following:

	March 31, 2024	June 30, 2023
Raw materials	$1,007,749	$-
Finished goods	7,794,152	11,557,128
	$8,801,901	$11,557,128

The Company writes off the value of inventory deemed excessive or obsolete.

During the three and nine months ended March 31, 2024, the Company wrote off inventory valued at $1,722,289 and $1,812,319, respectively. During the three and nine months ended March 31, 2023, the Company wrote off inventory valued none and $34,328, respectively.

Note 4. Property and Equipment

Property and equipment consist of the following:

	March 31, 2024	June 30, 2023
Furniture and fixtures	$216,143	$172,663
Computer equipment	166,569	155,506
Internal use software	570,645	541,705
Manufacturing equipment	3,495,666	3,291,557
Leasehold improvements	1,554,771	-
Building	4,923,464	4,923,464
Vehicles	261,362	261,362
Property and equipment, gross	10,325,160	9,346,256
Less accumulated depreciation	(2,805,155)	(1,903,633)
	$7,520,005	$7,442,623

Depreciation expense for the three months ended March 31, 2024, and 2023 was $264,817 and $225,879, respectively.

Depreciation expense for the nine months ended March 31, 2024, and 2023 was $901,521 and $649,883, respectively.

Note 5. Intangible Assets

Intangible assets as of March 31, 2024:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships, amortized over four years	4 years	$6,914,897	$2,597,503	$4,317,394
Trade name, amortized over five years	5 years	2,111,041	628,512	1,482,529
Online sales channels	2 years	1,800,000	1,800,000	-
Vender relationships	5 years	6,000,000	2,400,000	3,600,000
Tytan Tiles Patents	15 years	70,000	-	70,000
		$16,825,938	$7,426,015	$9,469,923

For the three months ended March 31, 2024 and 2023, the Company amortized approximately $1,062,734 and $1,124,500, respectively.

For the nine months ended March 31, 2024 and 2023, the Company amortized approximately $3,188,201 and $2,709,167, respectively.

The following intangible asset was added during the nine months ended March 31, 2024:

Patent	$70,000

Intangible assets as of June 30, 2023:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships, amortized over four years	4 years	$6,914,897	$1,300,958	$5,613,939
Trade name, amortized over five years	5 years	2,111,041	311,856	1,799,185
Online sales channels	2 years	1,800,000	1,125,000	675,000
Vender relationships	5 years	6,000,000	1,500,000	4,500,000

		$16,825,938	$4,237,814	$12,588,124

The following intangible assets were added during the year ended June 30, 2023, from the acquisitions noted below:

LuckyTail

Customer relationships	$1,834,692
Trade name	383,792
Intangible Assets from Purchase	$2,218,484
E-Core:
Customer relationships	$5,080,205
Trade name	1,727,249
Intangible Assets from Purchase	$6,807,454

Future amortization of intangible assets at March 31, 2024 are as follows:

June 30, 2024	$838,900
June 30, 2025	3,355,599
June 30, 2026	3,355,599
June 30, 2027	1,754,640
June 30, 2028	115,018
June 30, 2029	4,667
Thereafter	45,500
$9,469,923

Note 6. Prepaid Expense and Other Current Assets

Prepaid and other receivables consist of the following:

	March 31, 2024	June 30, 2023
Insurance	$84,249	$187,949
Prepayment to vendors	68,143	239,970
Deposits on services	21,000	45,678
Prepaid monthly rent	22,500	27,813
Prepaid sales tax	-	70,021
Other deposits	-	70,826
Stock issued for prepaid interest on convertible note payable	161,189	465,595
Other prepaid expenses	155,946	31,000
Other receivables	207,555	144,765
Total	$720,582	$1,307,299

All prepaid expenses will be expensed in the following 12 months.

Note 7. Operating Leases

The Company has operating leases for corporate offices, warehouses and office equipment that have remaining lease terms of 1 year to 5 years.

The table below reconciles the undiscounted future minimum lease payments (displayed by fiscal year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2024:

2024	$131,679
2025	508,665
2026	529,284
2027	268,530
2028	246,013
Thereafter	21,114
Total undiscounted future minimum lease payments	1,705,285
Less: Imputed interest	(137,670)
Accrued adverse lease obligation	291,244
Present value of operating lease obligation	$1,858,859

In October 2023, the Company consolidated its Delray Beach facility with the Tampa facility and recognized a lease impairment of 291,244, which is accrued as part of the $803,558 current portion of operating lease payable.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2024 are:

Weighted average remaining lease term	43 Months
Weighted average incremental borrowing rate	5.0%

For the three and nine months ended March 31, 2024, the components of lease expense, included in general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024
Operating lease cost:
Operating lease cost	$148,794	$462,496
Amortization of ROU assets	144,983	455,006
Interest expense	19,587	66,832
Total lease cost	$313,364	$984,334

For the three and nine months ended March 31, 2023, the components of lease expense, included in general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
Operating lease cost:
Operating lease cost	$99,101	$285,855
Amortization of ROU assets	67,088	233,409
Interest expense	4,595	25,030
Total lease cost	$170,784	$544,294

Note 8. Accrued Liabilities and Acquisition Payable

Accrued liabilities consist of the following:

	March 31, 2024	June 30, 2023
Accrued interest	$876,775	655,187
Accrued vendor liabilities	278,689	861,664
Accrued sales tax	35,491	47,070
Accrued expenses from sale of manufacturing operations	1,191,423	1,360,000
Other accrued liabilities	168,771	441,641

	$2,551,149	$3,365,562

Acquisition Payable consists of the following:

	March 31, 2024	June 30, 2023
Payments related to the acquisition of Cygnet	$300,000	$-
	$300,000	$-

These payables are amounts estimated by management that are due to the sellers of and acquisition and include the original purchase price installment payments not represented with a debt, equity, or other instrument, estimates of excess or deficiencies in working capital and estimates of future earnout payments.

Note 9. Convertible Promissory Notes and Notes Payable

Convertible promissory notes and notes payable outstanding as of March 31, 2024 and June 30, 2023 are summarized below:

	Maturity	March 31,	June 30,
	Date	2024	2023
Convertible Notes:
Promissory Note, 21- month term note, 18.11% interest payable with common stock and subordinate to the Convertible Notes	June 1, 2026	$1,650,000	$2,150,000
Less current portion of notes payable		-	1,254,167
Notes payable, net of current portion		$1,650,000	$895,833

Acquisition Notes:
Convertible Notes, 36-month term notes, 0% cash interest, collateralized with all the assets of the Company	October 31, 2025	3,500,000	3,500,000
Subordinated Promissory Notes, 24-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2024	5,750,000	5,750,000
Subordinated Promissory Notes, 12-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2024	2,538,500	5,750,000
Total		$11,788,500	$15,000,000

Acquisition notes payable		8,288,500	5,750,000
Discount on acquisition notes payable, current		(239,938)	(93,380)
Acquisition notes payable, current		8,048,562	5,656,620

		3,500,000	9,250,000
Discount on acquisition notes payable, long-term		(507,607)	(1,644,915)
Acquisition notes payable, net of current and discount		$2,929,393	$7,605,085

Notes Payable:
Mortgage Loan, 10-year term note, 4.8% interest, collateralized by land and warehouse building	September 26, 2032	$2,660,679	$2,841,566
Promissory Note, 21-month term note, 10% cash interest and subordinate to the Convertible Notes	November 22, 2024	560,000	560,000
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2021	3,729,096	3,910,767
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,000,290	1,099,592
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	683,968	683,968
Total notes payable		8,715,063	9,095,893

Notes payable, current		5,473,136	1,326,214
Discount on notes payable, current		-	(24,193)
Notes payable, current net of discount		$5,473,136	$1,302,021

Notes payable, long-term		3,160,450	7,769,679
Discount on notes payable, long-term		(16,123)	(23,522)
Notes payable, long-term, net		$3,144,327	$7,746,157

Related Notes Payable:
Marshall Loan, 2-year term note, 8.5% cash interest, 3.5% PIK interest and subordinate to the Convertible Notes. November of 2023 extended to 2.5 year term note	December 28, 2026	$1,500,000	$1,500,000

Discount on related party note payable, current		-	(70,644)
Notes payable, current, net of discount		$-	$1,429,356

Discount on related party note payable, long term		(20,185)	-
Notes payable, long term net		$1,479,815	$-

Total convertible notes payable, acquisition notes payable, notes payable and related party note payable		$22,725,233	$25,889,239

Future payments on notes payable are as follows:

2024	$6,399,920
2025	11,946,259
2026	3,766,391
2027	279,649
2028	293,565
2029	307,961
Thereafter	578,341
$23,572,086

Convertible notes, original discount and related fees and costs	(846,853)
$22,725,233

On April 15, 2022, the Company entered into a non-negotiable convertible promissory note in the original principal amount of $1,050,000, as adjusted, (“Cygnet Note”) which can be converted into common stock of the Company at a price of $6.00 per share and is payable in full, to the extent not previously converted, on April 15, 2023.

In June 2022, the Company entered into a securities purchase agreement with two accredited investors pursuant to which the Company could receive up to $15,000,000 during the following twelve months of the agreement. The Company received $6,678,506 for Convertible Notes in the original principal amount of $7,500,000 (the “Convertible Notes”), representing the original purchase amount, less fees, costs, and a $500,000 holdback by the investors. In addition to the Convertible Notes, the investors received Common Stock Purchase Warrants (the “Warrants”) to acquire an aggregate of 56,250 shares of common stock. The Warrants are exercisable for five years at an exercise price of $4.44 per share, provide for customary anti-dilution protection, and an investor put right to require the Company to redeem the Warrants for a total of $250,000.  There was a loss of $3,540 for the change in the derivative liability for the period ended December 31, 2022.  On October 31, 2022, the Company entered into a letter agreement with the accredited investors in which all amounts owed were paid in full, and the related convertible notes and all security interests were canceled.   Additionally, the Company terminated the related Form S-3 registration statement.

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

On October 19, 2022, Upexi, Inc. (the “Company”) and its indirect wholly owned subsidiary, Upexi 17129 Florida, LLC entered into a loan agreement, promissory note and related agreements with Professional Bank, a Florida state-chartered bank, providing for a mortgage on the Company’s principal office in N. Clearwater, Florida. The Company received $3,000,000 in connection with the transaction. The principal is to be repaid to Professional Bank over a term of ten years. The proceeds of the loan were utilized by the Company to pay down its loan facility with Acorn Capital, LLC in the amount of $2,780,200.  As of March 31, 2023, the Company was not in compliance with the debt service ratio.  The Company received a forbearance agreement from the bank until June 30, 2024 to return to compliance of the debt service ratio of 1.25 to 1, until that time the Company will pay an interest rate of 10% instead of the contractual terms of 4.8% and has paid the original principal and adjusted interest through this report.  The building is currently under contract to sell for a sales price of $4,300,000 and is expected to close on or about July 8, 2024.

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

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $560,000.  On November 15, 2023, the Company executed an amendment to the promissory note with the investor, providing for the payment of interest only for 18 months at 12% per annum and thereafter the amortization of the note over a 12-month period, starting in June of 2025.  The principal currently outstanding is $560,000.  In addition to this, the Company issued the investor a warrant to purchase up to 125,000 shares of the Company’s common stock at a per share price of $1.10.  The note has been classified as long-term in the financial statements.

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $2,150,000.   In November of  2023, the Company executed an amendment to the promissory note with the investor, providing for the payment of interest only for 18 months at 12% per annum and thereafter the amortization of the note over a 12-month period, starting in June of 2025. The principal currently outstanding is $2,150,000.  In addition to this, the Company issued the investor a warrant to purchase up to 500,000 shares of the Company’s common stock at a per share price of $1.10.  The note has been classified as long-term in the financial statements.

Note 10. Related Party Transactions

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC.  The lease is a for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month on a triple net basis.  The initial term is five years.

On June 13, 2024, Upexi, Inc. (the “Company”) entered into a Stock Purchase Agreement (“SPA”) pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity (the “Interests”) of its wholly owned subsidiary VitaMedica, Inc. to three investors (the “Buyers”). One of the minority Interest Buyers is Allan Marshall, the Company’s Chief Executive Officers.  The purchase price for the stock was Six Million Dollars ($6,000,000), subject to certain customary post-closing adjustments.  The proceeds of the transaction will be used for working capital, the reduction of debt and the reduction of other liabilities currently outstanding.

In June 2022, the Company entered into a promissory note with a member of management.  The loan was for $1,500,000 and has a two-year term with an interest rate of 8.5% per annum with an additional PIK of 3.5% per annum.   On November 15, 2023, the Company executed an amendment to the promissory note with Mr. Marshall, providing for the payment of interest only for 18 months at an interest rate of 12% per annum and thereafter, the amortization of the note over a 12-month period, starting in June of 2025.  The principal currently outstanding is $1,500,000.  In addition to this, the Company issued Mr. Marshall a warrant to purchase up to 375,000 shares of the Company’s common stock at a per share price of $1.10.  The note has been classified as long-term in the financial statements.

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

On September 1, 2023, the Company issued 90,909 shares of common stock for the acquisition of the remaining 45% of Cygnet Online, LLC.  The shares were valued at $162,727 or $1.79 per common share.  The Company has not released these to the seller as of this report.

On January 18, 2024, the Company issued 501,605 shares of common stock as repayment of $500,000 of the Company’s long-term debt. The shares were valued at 500,000 or .09868 per common share.

On March 18, 2024, the Company issued 100,000 shares of common stock as an incentive-restricted stock grant to certain employees. The shares were valued at $85,000 or $0.85 per common share.

Note 12. Stock Based Compensation

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

The following table reflects the continuity of stock options for the nine months ended March 31, 2024:

A summary of stock option activity during the nine months ended March 31, 2024 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2023	4,839,278	$3.31	6.23	$1,342,280
Forfeited	(532,000)	4.34	-	-
Granted	400,000	1.47	1	32,000
Options outstanding at March31, 2024	4,791,278	$3.36	5.44	$-
Options exercisable at March 31, 2024 (vested)	4,557,361	$2.92	5.50	-

A summary of stock option activity during the nine months ended March 31, 2023 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2022	4,279,888	$3.05	7.42	$4,919,182
Forfeited	(143,613)	1.21	-	-
Granted	897,000	2.52	10	-
Options outstanding at March31, 2023	5,033,275	$3.38	6.42	$4,724,980
Options exercisable at March 31, 2023 (vested)	3,894,776	$3.04	6.72	4,550,343

Stock-based compensation expense attributable to stock options was $212,758 and $1,146,299 for the three months ended March 31, 2024, and 2023, respectively.  Stock-based compensation expense attributable to stock options was $965,229 and $3,126,472 for the nine months ended March 31, 2024, and 2023, respectively.  As of March 31, 2024, there was $330,455 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately year.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the nine months ended March31, 2024 and March 31, 2023:

	March 31, 2024	March 31, 2023
Dividend rate	-	-
Risk free interest rate	3.95%	2.07-4.06%
Expected term	1	1
Expected volatility	63%	70-77%
Grant date stock price	$1.47	$3.87-5.30

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the nine months ended March 31, 2024 and 2023.

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s income tax benefit was $1,501,595 and $2,668,769 for the three and nine months ended March 31, 2024, respectively, and $496,880 and $449,828 for the three and nine months ended March 31, 2023, respectively.

The income tax expense for the three and nine months ended March 31, 2024, was primarily attributable to federal and state income taxes and nondeductible expenses for an effective tax rate of approximately 29%. For the three and nine months ended March 31, 2023, the difference between the U.S. statutory rate and the Company’s effective tax rate is due to the full valuation allowance on the Company’s deferred tax assets.

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

As of March 31, 2024, there was approximately $10,472,757 of losses available to reduce federal taxable income in future years and can be carried forward indefinitely.

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

Summary of discontinued operations:

	Three months ended March 31,
	2024	2023
Discontinued Operations
Revenue	$-	$604,625
Cost of sales	$-	$230,967
Sales, general and administrative expenses	$-	$971,657
Depreciation and amortization	$-	$1,798
Loss from discontinued operations	$-	$(928,215)
Accounts receivable net of allowance for doubtful accounts	$-	$56,961
Fixed assets, net of accumulated depreciation	$-	$5,195
Total assets	$-	$405,721
Total liabilities	$-	$562,953

	Nine months ended March 31,
	2024	2023
Discontinued Operations
Revenue	$158,147	$1,054,935
Cost of sales	$11,982	$254,028
Sales, general and administrative expenses	$339,205	$1,646,949
Depreciation and amortization	$-	$455,357
Loss from discontinued operations	$(193,040)	$(1,305,261)
Accounts receivable net of allowance for doubtful accounts	$-	$45,314
Fixed assets, net of accumulated depreciation	$-	$3,593
Total assets	$-	$4,843,723
Total liabilities	$-	$415,660

Note 17. Discontinued Operations – Sale of VitaMedica

On June 13, 2024, Upexi, Inc. (the “Company”) entered into a Stock Purchase Agreement (“SPA”) pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity (the “Interests”) of its wholly owned subsidiary VitaMedica, Inc. to three investors (the “Buyers”). One of the minority Interest Buyers is Allan Marshall, the Company’s Chief Executive Officer. The purchase price for the stock was Six Million Dollars ($6,000,000), subject to certain customary post-closing adjustments. In addition, the Buyers are obligated to pay the Company for services provided according to the Transition Services Agreement.  Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded from both continuing operations and segment results for all periods presented.

Summary of discontinued operations:

	Three months ended March 31,
	2024	2023
Discontinued Operations
Revenue	$2,673,744	$1,491,373
Cost of sales	$587,142	$201,409
Sales, general and administrative expenses	$1,888,490	$1,536,773
Depreciation and amortization	$115,896	$151,599
Income (loss) from discontinued operations	$81,978	$(149,966)
Accounts receivable net of allowance for doubtful accounts	$444,730	$16,715
Fixed assets, net of accumulated depreciation	$54,791	$102,988
Total assets	$4,901,950	$4,420,502
Total liabilities	$403,460	$164,077

	Nine months ended March 31,
	2024	2023
Discontinued Operations
Revenue	$6,708,021	$5,525,651
Cost of sales	$1,480,486	$1,094,753
Sales, general and administrative expenses	$4,694,350	$4,342,632
Depreciation and amortization	$353,646	$389,349
Income (loss) from discontinued operations	$239,908	$(307,899)
Accounts receivable net of allowance for doubtful accounts	$444,730	$16,715
Fixed assets, net of accumulated depreciation	$54,791	$102,988
Total assets	$4,901,950	$4,420,502
Total liabilities	$403,460	$164,077

Note 18. Subsequent Events

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC. The lease is a for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida, for $20,060 per month on a triple net basis.  The initial term is five years.  MFA 2510 Merchant LLC is owned by the Chief Executive Officer Allan Marshall.

On May 28, 2024, the Company entered into an agreement to sell its Clearwater warehouse for a sale price of 4,300,000. The Company expects to receive approximately $1,350,000 after repayment of the mortgage and transaction expenses. The $1,350,000 will be used for working capital and the repayment of other outstanding debts.  The transaction is expected to close on or around July 8, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” mean Upexi, Inc.

For the nine months ended March 31, 2023 the condensed consolidated financial statements of Upexi, Inc. include the accounts of the Company and its wholly-owned subsidiaries; Trunano Labs, Inc., a Nevada corporation, Steam Distribution, LLC, a California limited liability company; One Hit Wonder, Inc., a California corporation; HAVZ, LLC, d/b/a Steam Wholesale, a California limited liability company, One Hit Wonder Holdings, LLC a California corporation; SWCH LLC, a Delaware limited liability company; Cresco Management LLC, a California limited liability company; VitaMedica, Inc., a Nevada corporation, Cygnet Online, LLC a Delaware limited liability corporation; Upexi Pet Products, LLC (“LuckyTail”), a Delaware limited liability corporation as of August 12, 2022;  and E-Core Technology, Inc. (“E-core”) a Florida Corporation as of October 21, 2022

For the three months ended March 31, 2023, the condensed consolidated financial statements of Upexi, Inc. include all of the subsidiary accounts included in the condensed consolidated financial statements for the three and nine months ended March 31, 2024.

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

For the three months ended March 31, 2024 and March 31, 2023, the share-based compensation of 212,758 and $1,146,299, respectively was allocated to the Branded Product segment.  For the nine months ended March 31, 2024 and March 31, 2023, the share-based compensation of $965,299 and 3,126,472, respectively was allocated to the Branded Product segment.

All indirect corporate and public company general and administrative expenses are allocated to the Branded Product Segment.

Segment Information

The Company provides the following segments: (a) branded products segment and (b) recommerce segment.

For the three months ended March 31, 2024:

	Branded Products	Recommerce	Total

Revenue	$4,888,666	$9,560,291	$14,444,957
Loss from operations	$(3,066,816)	$(1,870,231)	$(4,937,047)
Other expense	$(471,788)	$(190,090)	$(661,878)
Depreciation expense	$306,185	$-	$306,185
Income tax benefit	$820,351	$681,244	$1,501,595
Segment assets:
Additions to property, plant, and equipment	$498,448		498,448
Total assets	$22,418,439	$34,088,988	$56,507,427

For the three months ended March 31, 2023:

	Branded Products	Recommerce	Total

Revenue	$4,339,750	$17,543,695	$21,883,445
Loss from operations	$(1,700,804)	$(432,060)	$(2,132,864)
Other expense	$(40,177)	$(112,183)	$(152,360)
Depreciation expense	$225,879	$-	$225,879
Income tax benefit	$379,689	$117,191	$496,880
Segment assets:
Additions to property, plant, and equipment	$97,910	$-	$97,910
Total assets	$27,560,849	$36,292,218	$63,853,067

For the nine months ended March 31, 2024:

	Branded Products	Recommerce	Total

Revenue	$15,072,684	$44,513,464	$59,586,148
Loss from operations	$(5,307,384)	$(2,656,263)	$(7,963,647)
Other expense	$(2,118,982)	$(493,635)	$(2,612,617)
Depreciation expense	$901,521	$-	$901,521
Income tax benefit	$1,701,208	$967,561	$2,668,769
Segment assets:
Additions to property, plant, and equipment	$978,904	$-	$978,904
Total assets	$22,418,439	$34,088,988	$56,507,427

For the nine months ended March 31, 2023:

	Branded Products	Recommerce	Total

Revenue	$12,850,078	$43,432,464	$56,282,542
Loss from operations	$(5,215,259)	$(693,527)	$(5,908,786)
Other expense	$(2,031,513)	$(337,011)	$(2,368,524)
Depreciation expense	$649,883	$-	$649,883
Income tax benefit	$264,656	$185,172	$449,828
Segment assets:
Additions to property, plant, and equipment	$281,879	$-	$281,879
Total assets	$27,560,849	$36,292,218	$63,853,067

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended March 31, 2024, and 2023, which are included herein.

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

	March 31,
	2024	2023	Change
Revenue	$14,444,957	$21,883,445	$(7,438,488)
Cost of revenue	$11,561,834	$14,305,698	$(2,743,864)
Sales and marketing expenses	$1,547,161	$2,258,937	$(711,776)
Distribution costs	$2,291,945	$2,352,684	$(60,739)
General and administrative expenses	$2,399,387	$2,602,312	$(202,925)
Other operating expenses	$1,581,677	$2,496,678	$(915,001)
Other expenses	$661,878	$152,360	$509,518
Net loss attributable to Upexi, Inc.	$4,118,612)	$(1,645,939)	$(2,472,673)

Revenues decreased by $7,438,488 or 34% to $14,444,957 compared with revenue of $21,883,445 in the same period last year. The revenue decline was primarily the result of lower recommerce revenue through both Amazon channels and wholesale.  Management made a decision to discontinue sales of electronic products in its Amazon channels after analyzing the high rate of returned products, lower margins after thirty to sixty days and the low liquidation value of Amazon returns.  Branded Product sales increased slightly with increases in both the pet care products, children’s toy product and other branded products that are not heavily reliant on the Amazon sales channel.   Management is focused on restructuring the Company to have more consistent sales from both product sales revenue and adding service revenue.

Cost of revenue decreased by $2,743,864 or 19% to $11,561,834 compared with cost of revenue of $14,305,698 in the same period last year.  The cost of revenue decline was primarily related to the lower recommerce revenue.  Gross profit decreased by approximately $1.7 million compared to the same period in the previous form significant write offs of inventory that was obsolete or unsellable.   These products that were written off were primarily related to the recommerce business with many of them being Amazon returns or bulk products that could no longer be sold.

Sales and marketing expenses decreased by $711,776 or 32% compared with the same period in the prior year.  The decreased in sales and marketing expenses was primarily related to management’s efforts to refine sales strategies to focus on long-term recurring sales growth through subscription revenue and sales channel expansion.   Management will continue to manage the sales and marketing expenses on branded product sales and expects the overall sales and marketing to revenue to decrease and improve profitability.

Distribution costs decreased $60,739 or 3% compared with the same period in the prior year. The decrease in distribution costs was not related to sales and is expected to decrease overall as management has completed the consolidation of facilities and the distribution network at the end of June 2024.

General and administrative expenses decreased by $202,925 or 8% compared with the same period in the prior year.   With the consolidation of facilities and ongoing adjustments for the sale of VitaMedica, Infusionz and Interactive Offers, management has managed the general and administrative costs and will continue to implement strategies to decrease the percentage of general and administrative costs when compared to total sales.

Other operating expenses decreased by $915,001 or 37% compared with the same period in the prior year.  These expenses are primarily non-cash expenses and have decreased based on the decreased amortization of stock compensation and offset by increases in depreciation.

During the three months ended March 31, 2024, the Company had other expense of $661,878 compared to expense of $152,360 during the same period in the prior year.  The increase is primarily related to the interest on debt.  Management is working on eliminated this high interest debt as it restructures the Company.

The Company had a net loss of $4,118,612 compared a loss of $1,645,939 in the same period in the prior year.  The decrease in net income is related to the decreased sales, the non-cash write off of 1.7 million in inventory and the costs associated with the distribution network until it was consolidated in June of 2024.  Management expects additional administrative expenses related to the consolidation of the distribution network through June of 2024 and will then be able to recognize the improvements in fiscal year 2025.

Nine Months Ended March 31, 2024, Compared to Nine Months Ended March 31, 2023

	March 31,
	2024	2023	Change
Revenue	$59,586,148	$56,282,542	$3,303,606
Cost of revenue	$42,864,857	$35,555,746	$7,309,111
Sales and marketing expenses	$5,427,358	$5,331,948	$95,410
Distribution costs	$7,516,748	$8,010,373	$(493,625)
General and administrative expenses	$6,685,881	$6,807,739	$(121,858)
Other operating expenses	$5,054,951	$6,485,522	$(1,430,571)
Other expenses	$2,612,617	$2,368,524	$244,093
Net loss attributable to Upexi, Inc.	$(7,912,919)	$(1,568,180)	$(6,344,739)

Revenues increased by $3,303,606 or 6% to $59,586,148 compared with revenue of $56,282,542 in the same period in the prior year. The revenue growth is based on the full nine months of E-core and Luckytail revenue in the current period compared to the prior year as those two entities were acquired during the prior year. Overall, the revenue has declined in the recommerce business in both Amazon channels and wholesale channels. Branded Product sales increased slightly with increases in both the pet care products, children’s toy product and other branded products that are not heavily reliant on the Amazon sales channel. Management is focused on restructuring the Company to have more consistent sales from both product sales revenue and adding service revenue.

Cost of revenue increased by $7,309,111 or 21% to $42,864,857 compared with cost of revenue of $35,555,746 in the same period in the prior year. Gross profit decreased by approximately $1.8 million compared to the same period in the previous form significant write-offs of inventory that was obsolete or unsellable. These products that were written off were primarily related to the recommerce business with many of them being Amazon returns or bulk products that could no longer be sold. Management will seek to improve the gross profit and the overall gross margin in the next 12 months as we are able to leverage the consolidate our operations and restructuring management is currently in process of.

Sales and marketing expenses increased by $95,410 or 10% compared with the same period in the previous year.  The increase in sales and marketing expenses was primarily related to the increase in the Branded Products segment, although the trend of these expenses is declining and the increase was primarily during the first two quarters of the year.  Management will continue to manage the sales and marketing expenses on branded product sales and expects the overall sales and marketing to revenue to decrease and improve profitability.

Distribution costs decreased $493,625 or 6% compared with the same period in the previous year.  Distribution costs are expected to continue to decrease as the consolidation efforts are completed and these operational improvements are expected to improve the Company’s profitability in fiscal year 2025.  Management will continue its efforts to consolidate and streamline our distribution network and decrease the costs as a percentage of revenue.

General and administrative expenses decreased by $121,858 or 2% compared with the same period in the previous year.  As the Company has consolidated the acquisitions and adjusted for the sale of Infusionz and Interactive Offers, management has controlled the general and administrative costs and will continue to implement strategies to decrease the percentage of general and administrative costs when compared to total sales.

Other operating expenses decreased by $1,430,571 or 22% compared with the same period in the previous year.  These expenses are primarily non-cash and decreased based on the lower amortization of stock compensation offset by increases in depreciation.

During the nine months ended March 31, 2024, the Company had other expense of $2,612,617 compared to expense of $2,224,547 during the nine months ended March 31, 2023. .

In addition, during the nine months ended March 31, 2023, the Company recognized a gain on the sale of Interactive Offers, and an impairment on the Delray Beach facility, that was consolidated into the Tampa facility.  These were offset by the gain on the lease settlement for the California facility and an income tax benefit.  During the nine months ended March 31, 2024, the Company recognized a gain on the sale of Infusionz and select assets, which was later adjusted for lack of payment from the buyer and an income tax expense.

The Company had a net loss of $7,912,919 compared to $1,568,180 in the same period in the previous year.  The decrease in net income is primarily related to the items mentioned above.

We will continue to improve the gross profit, while reducing the general and administrative expenses as compared to the sales as the Company continues to focus on sales growth while continuing to improve net income through the consolidation of operations.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2024	As of June 30, 2023
Current assets	$16,839,850	$25,455,714
Current liabilities	24,191,784	19,734,685
Working capital	$(7,351,934)	$5,721,029

Cash Flows

	Nine Months Ended March 31,
	2024	2023
Cash flows provided by operating activities – continuing operations	$(2,847,126)	$2,043,674
Cash flows used in investing activities – continuing operations	(400,721)	(1,166,148)
Cash flows used in financing activities – continuing operations	(558,877)	(6,836,829)

Cash flows used by operating activities – discontinued operations	(187,280)	(190,539)
Cash flows provided by (used by) investing activities – discontinued operations
Cash flows provided by (used by) financing activities – discontinued operations

Net decrease in cash during the period	$(3,994,004)	$(5,968,764)

On March 31, 2024, the Company had cash of $498,287, a decrease of $3,994,004 from June 30, 2023.

Net cash from operating activities benefited from non-cash expenses of $4,911,405, a $2,413,987 decrease in accounts receivable, which were offset $2,775,503 paydown of accounts payable and accrued liabilities.

Net cash used in investing activities for the nine months ended March 31, 2024 was $400,721 and was primarily related to the $500,000 paid for the remaining 45% of Cygnet Online LLC and the acquisition of property and equipment, which was offset by the proceeds from the sale of interactive offers.  The acquisition of property and equipment primarily related to equipment and leasehold improvement for the final phase of our consolidation strategy, which was completed in June 2024.

Net cash used by financing activities for the nine months ended March 31, 2024, was $558,877 compared to the use of $6,836,829 during the nine months ended March 31, 2023.  The cash used in financing activities during the nine months ended March 31, 2024 related to the repayment of notes payable and acquisition notes payable and was offset by the Company’s line of credit.

For the nine months ended March 31, 2023 used by financing activities was the repayment of $7,201,079 to the line of credit, the repayment and termination of the senior convertible note and the installment payments of several other notes.  The Company obtained a note from a related party and a mortgage on the building purchased in the prior year.  The funds obtained were used for investing activities and the repayment of the senior convertible note.

On October 19, 2022, the Company and its indirect wholly owned subsidiary, Upexi 17129 Florida, LLC entered into a loan agreement with Professional Bank, a Florida state-chartered bank, providing for a mortgage on the Company’s principal office in N. Clearwater, Florida. The company received $3,000,000 in connection with the transaction. The principal is to be paid back to Professional Bank over a term of ten years. The proceeds of the loan were utilized by the Company to pay down its loan facility with Acorn Capital, LLC in the amount of $2,780,200, net of fees and other expenses.  There is a contract to sell this property that would repay this loan and provided approximately $1,350,000 of working capital.

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

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC.  The lease is a for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month on a triple net basis.  The initial term is five years.  The estimated cost of this facility is a reduction of overall facility costs of approximately $220,000 in rent and approximately $138,000 per year in utilities, repairs and maintenance.  Management also expects to have additional savings in labor and administrative costs, which is expected to add additional cash flow for fiscal year 2025.

On May 28, 2024, the Company entered into an agreement to sell its Clearwater warehouse for a sale price of 4,300,000.  The Company expects to receive approximately $1,350,000 after repayment of the mortgage and transaction expenses.  The $1,350,000 will be used for working capital and the repayment of other outstanding debts.  The transaction is expected to close on or around July 8, 2024.

On June 13, 2024, Upexi, Inc. (the “Company”) entered into a Stock Purchase Agreement (“SPA”) pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity (the “Interests”) of its wholly owned subsidiary VitaMedica, Inc. to three investors (the “Buyers”). One of the minority Interest Buyers is Allan Marshall, the Company’s Chief Executive Officers.  The purchase price for the stock was Six Million Dollars ($6,000,000), subject to certain customary post-closing adjustments. In addition, the Buyers are obligated to pay the Company for services provided according to the Transition Services Agreement.  The Company estimates the fees from these services provided to VitaMedica will be approximately $300,000 annually.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. The Company has added significant qualified resources to ensure proper segregation of duties and proper review of the financial reporting policies and procedures.

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

UPEXI, INC.

Dated: July 5, 2024	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: July 5, 2024	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

