Form 10-K
period 2024-06-30
UPEXI, INC.
filed 2024-12-16
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 001-40535

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $17,409,735, based upon the closing sale price of such stock on the Nasdaq Capital Market. The registrant has no non-voting common equity.

As of December 16, 2024, the registrant had 1,040,924 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 Upexi, Inc.

Form 10-K

For the Fiscal Year Ended June 30, 2024

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

PART I

Item 1. Business

General Overview

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our”, “Upexi”, and the “Company” mean Upexi, Inc., a Nevada corporation formed in 2018. The Company has eleven active subsidiaries, which include:

☐	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
☐	Gummy Labs, LLC, a Delaware limited liability company
☐	MW Products, Inc., a Nevada corporation
☐	Upexi Holding, LLC, a Delaware limited liability company
	o	Upexi Pet Products, LLC, a Delaware limited liability company
☐	Upexi Enterprise, LLC, a Delaware limited liability company
	o	Upexi Distribution LLC, a Delaware limited liability company
	o	Upexi Distribution Management LLC, a Delaware limited liability company
	o	Upexi Property & Assets, LLC, a Delaware limited liability company
■ Upexi 17129 Florida, LLC, a Delaware limited liability company
☐	Cygnet Online, LLC (“Cygnet”), a Delaware limited liability company (100% owned as of September 1, 2023)

The following subsidiaries had no activity during the years ended June 30, 2024 and 2023:

☐	Upexi CP, LLC, a Delaware limited liability company
☐	Upexi CP / Canada Inc., a Canadian corporation
☐	Prax Products, LLC, a Florida limited liability company
☐	Upexi Development and Marketing, LLC., a Delaware limited liability company
☐	Trunano Labs, Inc., a Nevada corporation

The following subsidiaries were divested during the years ended June 30, 2024 and 2023:

☐	VitaMedica, Inc. a Nevada corporation
☐	E-Core Technology, Inc. a Florida corporation
☐	Infusionz LLC, a Colorado limited liability company
☐	Interactive Offers, LLC, a Delaware limited liability company

In addition, the Company has six wholly owned subsidiaries that had no activity during the years ended June 30, 2024 and 2023. All of the entities were dissolved or canceled as of June 30, 2024.

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

DESCRIPTION OF BUSINESS

Our Company

Upexi is a brand owner specializing in the development, manufacturing, and distribution of consumer products. We reach consumers through our direct-to-consumer network, wholesale partnerships, and major third-party platforms like Amazon.

The Brands

LuckyTail, where at-home care meets innovation. We connect pet owners with the products they need to simplify and improve at-home wellness and grooming care for their beloved pets, empowering pet parents to provide their cherished furry companions with the pampering they deserve in the comfort of their own space.

LuckyTail products consist of its flagship nail grinder and healthy all-natural pet supplements

At PRAX, we fuel modern go-getters to achieve their best selves through innovative energy solutions. Powered by paraxanthine—an advanced alternative to caffeine, our mission is to support your hustle and power your ambitions. Energize better, perform smarter, fuel different.  We are launching this new brand in October of 2024 with several innovative products to follow.

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

At Moonwlkr, we craft cannabinoid experiences that take you beyond the ordinary. By combining award-winning natural flavors and one-of-a-kind blends, we invite you to feel the thrill of the unknown, the calm of weightless relaxation, or the anticipation of a new adventure.

At Gumi Labs we manufacture gummies and other products supporting our health and wellness products, including those products manufactured with hemp ingredients.  Our manufacturing facility has been moved to Florida and is at full capacity as of August of 2024.

At Upexi Distribution, we manage the warehousing and logistic needs of the Company and provide storage, consolidation, assembly, Amazon preparation, distribution and fulfilment services to our brands and our manufacturing operation.

Our history

The Company operates manufacturing and/or distribution centers in Nevada supporting health and wellness products, including those products manufactured with hemp ingredients and our overall distribution operations.

July 2020 - the Company purchased Infusionz LLC.  Infusionz was a similar business in the manufacturing and distribution of products and owned certain product brands that we believe could be expanded through the merger.

June 2021 - Upexi Inc. became a listed company on the NASDAQ stock exchange.

August 2021 - The Company purchased the assets of VitaMedica Corporation, a California corporation (VitaMedica).  VitaMedica is a leading online seller of supplements for surgery, recovery, skin, beauty, health and wellness.

October 2021 - The Company purchased Interactive Offers, LLC, a Delaware limited liability company. Interactive provides programmatic advertising with its SAAS platform which allows for programmatic advertisement placement automatically on any partners’ sites from a simple dashboard.

April 2022 – The Company purchased 55% of Cygnet Online, LLC, a Delaware limited liability company (“Cygnet”).  Cygnet operates a warehouse and distribution center for the management of day-to-day operations for product liquidation through Amazon and other on-line resellers.

August 2022 – The Company purchased the assets to the brand LuckyTail.  The acquisition of LuckyTail provided the Company with a foothold in the pet care industry and a strong presence on Amazon and its eCommerce store, offering nutritional and grooming products domestically and internationally.

October 2022 - The Company purchased E-Core Technology, Inc. d/b/a New England Technology, Inc. (“E-Core”), a Florida corporation.  E-Core distributes non-owned branded products to national retail distributors and has branded products in the toy industry that E-Core sells direct to consumers through online sales channels and to national retail distributors.

October 2022 – The Company sold all rights to Infusionz brands and the manufacturing of certain private label business.   Infusionz was originally purchased by the Company in July of 2020.

July 2023 – The Company notified the Buyer of the Infusionz brands and the manufacturing business of the defaults and notified the Buyer that all obligations and undertakings to the Buyer are terminated.    The Company started manufacturing again for brands owned by the Company to ensure there was no interruption to the supply chain of the products.

August 2023 – The Company purchased the remaining ownership of Cygnet.

August 2023 – The Company sold one hundred percent (100%) of the issued and outstanding equity of its wholly owned subsidiary Interactive Offers, LLC.

May 2024 – The Company sold its equity interest in the wholly owned subsidiary VitaMedica, a Nevada corporation.

June 2024 – The Company sold its equity interest in the wholly owned subsidiary E-Core Technology, Inc. d/b/a New England Technology, Inc. a Florida corporation.

Regulations

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

Our Products

Upexi is a brand owner specializing in the development, manufacturing, and distribution of consumer products. We reach consumers through our direct-to-consumer network, wholesale partnerships, and major third-party platforms like Amazon.

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

Our Competitive Strengths

We attribute our success to our consumer products by controlling each phase of the process from manufacturing to order fulfillment.

As the manufacturer of our primary products, we are able to control our costs and improve profitability at each step of the process, starting with the development of new products. Our products take priority in manufacturing give us a higher inventory turnover rate and accelerates the timeline for new product launches. In addition, we are able to adjust to market demands and change production schedules to ensure we maintain optimized inventory levels.

Our primary sales channel is our ecommerce site and our marketing team is led by an expert in the online direct to consumer sales as she has been with the brand since its inception. We have the ability to direct product manufacturing and increase sales with special promotions and product variations with little or no delay in bringing the product to market.

Our direct to consumer focus reduces the overall supply costs as we do not have retail outlets or maintain distribution networks for small retail operations.

Our executive team comes from a background in logistics, with CEO, Allan Marshall, the founder of XPO Logistics (formerly known as Segmentz, Inc.). With increased shipping costs affecting online retailers, our strength is understanding this and finding ways to lower our costs and overhead, thus increasing profit margins on all of our products.

Our Growth Strategy

Our growth will focus on the expansion of our brands portfolio through organic growth and optimization of our supply chain.

Direct-to-Consumer expansion. Our direct-to-consumer business is expected to be our growth driver for the next several years with additional brands and products.

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

 Competition

There is heavy competition in our products and we are able to carve out certain niche markets within the industry and there are few competitors that control their manufacturing to distribution as we do.  Our goal is to compete through our product delivery and introduction of new products that we manufacture and deliver directly to the consumer giving us an advantage on our competitors.  We will focus on profitability, and grow efficiently, without the requirement of additional capital.

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

Additionally, numerous states have passed forms of hemp legislation governing the cultivation of hemp, as well as the further processing and sale of hemp and products with hemp or hemp-derived ingredients. Those states that have not yet enacted laws or issued regulations pertaining to hemp and hemp-derived ingredients may do so in the near future. Unless Congress specifically enacts laws preempting the state regulations of hemp products, we will continue to be subject not only to federal law but various state laws. Presently, Upexi only distributes hemp-products in states that it is legal to do so. Changes in the state laws and regulations could again either positively or adversely affect our ability to sell products in those states.

Employees

The Company has 64 full-time employees working out of its headquarters in Tampa, Florida, its Odessa, Florida, manufacturing facility, its distribution warehouse in Tampa Florida or individuals’ home-based offices.

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

The Company was incorporated on September 5, 2018, and only commenced operations thereafter. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties, and we cannot assure you that the Company will achieve or sustain profitability in the future.

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

Our commercial success will depend in part on our ability to obtain and maintain appropriate intellectual property protection in the United States and foreign countries with respect to our proprietary formulations and products. Our ability to successfully implement our business plan depends on our ability to build and maintain brand recognition using trademarks, service marks, trade dress and other intellectual property. We may rely on trade secrets, trademark, patent and copyright laws, and confidentiality and other agreements with employees and third parties, all of which offer only limited protection. The steps we have taken and the steps we will take to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights. If our efforts to protect our intellectual property are unsuccessful or inadequate, or if any third party misappropriates or infringes on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on the Company’s business and prevent our brands from achieving or maintaining market acceptance. Protecting against unauthorized use of our trademarks and other intellectual property rights may be expensive, difficult and in some cases not possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights and proving any such infringement may be even more difficult.

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

We are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited consolidated financial statements to stockholders will cause our expenses to be higher than they would have if we had remained privately held. In addition, it may be time-consuming, difficult and costly for us to develop and implement the corporate governance requirements, internal controls and reporting procedures required by the federal securities laws. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

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

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-party contractors, including our manufacturers and logistics providers, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways.

We may incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, we will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and to include an internal control report. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such an evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities.

Increases in costs, disruption of supply or shortage of raw materials could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business including industrial hemp, pecmate, pectin and other raw materials used in the product manufacturing process. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased prices for our products.

Our failure to meet the continuing listing requirements of the NASDAQ Capital Market could result in a de-listing of our securities.

If we fail to satisfy the continuing listing requirements of NASDAQ, such as the corporate governance, stockholders’ equity or minimum closing bid price requirements, NASDAQ may take steps to delist our Common Stock. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a delisting, we would likely take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our Common Stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this annual report and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited consolidated financial statements and two years of selected financial data in this annual report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Common Stock held by non-affiliates exceeds $700.0 million as of any December 31 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, after which, in each case, we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of Common Stock held by non-affiliates exceeds $250 million as of the prior the end of our second fiscal quarter ending December 31 of each year, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior to the end of our second fiscal quarter ending December 31 of each year. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.

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

We operate in a highly competitive environment. Our competition includes all other companies that are in the business of producing or distributing hemp-based products for personal use or consumption. Many of our competitors have greater resources that may enable them to compete more effectively than us in the CBD industry. Some of our competitors have a longer operating history and greater capital resources, facilities and product line diversity, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. The Company expects to face additional competition from existing competitors and new market entrants. If a significant number of new entrants enter the market in the near term, the Company may experience increased competition for market share and may experience downward pricing pressure on the Company’s products as new entrants increase production. Such competition may cause us to encounter difficulties in generating revenues and market share, and in positioning our products in the market. If we are unable to successfully compete with existing companies and new entrants to the market, our lack of competitive advantage will have a negative impact on our business and financial condition.

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

Our business is subject to changing consumer trends and preferences. Our failure to accurately predict or react to these trends could negatively impact on consumer opinion of us as a source for the latest products, which in turn could harm our customer relationships and cause us to lose market share. The success of our product offerings depends upon a number of factors, including our ability to:

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

We sell our products through a network of independent distributors. Independent distributors are independent contractors who operate their own business separately and apart from the Company. We may not be able to control certain aspects of our distributors’ activities that may impact our business. If local laws and regulations, or the interpretation thereof, change and require us to treat our independent distributors as employees, or if our independent distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including employment-related taxes and penalties, which could have a material adverse effect on our financial condition and results of operations. In addition, there is the possibility that some jurisdictions may seek to hold us responsible for false product or earnings-related claims due to the actions of our independent distributors. Liability for any of these issues could have a material adverse effect on our business, financial condition and results of operations.

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

The CBD used by the Company is derived from hemp as defined in the Agriculture Improvement Act of 2018 (United States) (the “Farm Bill”) and codified at 7 USC 1639o means “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” The Cannabis sativa plant and its derivatives may also be deemed marijuana, depending on certain factors. “Marijuana” is a Schedule I controlled substance and is defined in the Federal Controlled Substances Act at 21 USC Section 802(16) as “all parts of the plant Cannabis sativa L., whether growing or not; the seeds thereof; the resin extracted from any part of such plant; and every compound, manufacture, salt, derivative, mixture, or preparation of such plant, its seeds or resin.” Exemptions to that definition provided in 21 USC Section 802(16) include “the mature stalks of such plant, fiber produced from such stalks, oil or cake made from the seeds of such plant, any other compound, manufacture, salt, derivative, mixture, or preparation of such mature stalks (except the resin extracted therefrom), fiber, oil, or cake, or the sterilized seed of such plant which is incapable of germination” or hemp as defined in 7 USC 1639o.

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

The shifting regulatory environment necessitates building and maintaining robust systems to achieve and maintain compliance in multiple jurisdictions and increases the possibility that we may violate one or more of the legal requirements applicable to our business and products. If our operations are found to be in violation of any applicable laws or regulations, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, injunctions, or product withdrawals, recalls or seizures, any of which could adversely affect our ability to operate our business, our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and corporate offices are located at 3030 North Rocky Point Drive, Suite 420, Tampa, Florida 33607, approximately 5,752 square feet under a 61 month lease, set to expire September 1, 2028. We also maintain a warehouse located at 5626 West Linebaugh Avenue, Units 101-102, Tampa, Florida 33624, approximately 20,351 square feet under a 38 month lease, set to expire June 1, 2026 and a manufacturing facility at 2510 Merchant Ave, Odessa Florida 33556, approximately 10,200 square feet, under a five year lease set to expire on April 1, 2029.  The Company leases this facility from the owner our CEO, Allan Marshall.

Item 3. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation, and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties are subject, which would reasonably be likely to have a material adverse effect on the Company, other than the following:

•

Umpqua Bank v. Cygnet Online, LLC, et al.; Palm Beach County Case No. 2024CA006174; Filed July 1, 2024; Additional Parties: Eric Hanig. Cygnet, a wholly owned subsidiary of the Company, is the borrower under a promissory note and business loan agreement with Umpqua Bank. Hanig, the former principal of Cygnet, entered into an unconditional guarantee with Umpqua Bank. Umpqua Bank is alleging that Cygnet and Hanig are in default and contends $3,835,975.17 is due and owed. The Company is actively engaged in defending the foregoing lawsuit.

•

Get Fit Fast Supplements, LLC v. Cygnet Online, LLC, et al.; American Arbitration Association Case No. 01-24-0003-1085; Filed March 14, 2024; Additional Parties: Eric Hanig. Get Fit Fast Supplements, LLC (“GFF”) entered into an Asset Purchase Agreement with Cygnet. A portion of the purchase price was financed by Cygnet through a promissory note guaranteed by Hanig, the former principal of Cygnet. Additionally, Cygnet agreed to purchase GFF’s remaining inventory and agreed to earn out provisions whereby GFF would receive funds based on Cygnet’s future performance. The Company acquired Cygnet through a Securities Purchase Agreement, dated April 1, 2022. GFF claims damages in the amount of $3,075,859.17 based on Cygnet and Hanig’s failure to pay the full purchase price. Hanig and Cygnet separately counterclaimed against GFF for, among other things, fraudulent misrepresentations that led Cygnet and Hanig to enter into the Asset Purchase Agreement. As a result of the acquisition of Cygnet by the Company, Hanig has demanded indemnification from Upexi for the claims brought by GFF. The Company is actively engaged in defending the foregoing lawsuit.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2024:
High	$0.60	$1.38	$1.75	$2.33
Low	0.36	0.48	0.75	1.56
Fiscal 2023:
High	$4.55	$4.94	$5.70	$6.08
Low	2.04	2.53	2.70	3.68

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Holders of Record

There were approximately 3,811 holders of record of the Company’s common stock on June 30, 2024.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has established a Company an incentive plan, 2019 Equity Incentive Plan, as amended (the “2019 Plan”). The plan grants incentives to select persons who can make, are making and continuing to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restructured stock. The 2019 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2019 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2019 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2019 Plan. The Shareholders consented, and the Board of Directors approved amendment of the Stock Option Plan to increase the maximum number of Shares that may be issued thereunder to 500,000 Shares, as adjusted for the 1 for 20 reverse stock split.

The Board of Directors of the Company may, from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	213,214	$2.87	256,181

Total	213,214	$2.87	256,181

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In September of 2023, the Company was to issue 4,505 shares of common stock for the acquisition of the remaining 45% of Cygnet Online, LLC.  The shares were valued at $162,727 or $35.80 per common share.   These shares were held and not issued due to an ongoing dispute.

In January of 2024, the Company issued 25,081 shares of common stock as repayment of $500,000 of the Company’s long-term debt.  The shares were valued at $500,000 or $19.94 per share.

In March of 2024, the Company issued 5,000 shares of common stock as an incentive-restricted stock grant to certain employees. The shares were valued at $85,000 or $17.00 per share.

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

For the year ended June 30, 2024, the consolidated financial statements of Upexi, Inc. include all of the subsidiary accounts included in the consolidated financial statements for the year ended June 30, 2023, and include the subsidiaries in which the Company holds a controlling financial interest as of June 30, 2024 and 2023.

Infusionz LLC, a Colorado limited liability company, along with select CBD asset; Interactive Offers, LLC a Delaware limited liability corporation; VitaMedica, a Nevada corporation; and E-Core Technology, Inc. d/b/a New England Technology, Inc. have been classified as discontinued operations for the years ended June 30, 2024 and 2023, respectively and the assets and liabilities have been classified as current assets, and liabilities of discontinued operations and assets held for sale on the balance sheets for June 30, 2024 and 2023.

All intercompany accounts and transactions have been eliminated as a result of the consolidation.

Key Factors Affecting Operating Results

Cyclicality and Seasonality

Our business is typically unaffected by seasonality.

Operating Segments

The Company’s financial reporting is organized into a single segment that includes production, sales and distribution of branded products, following the sale of E-Core, Technology Inc. and its subsidiaries. Other sources of revenue and related costs are aggregated and viewed by management as immaterial or have similar economic characteristics, products, production, distribution processes and regulatory environment as the other product sales or directly support the Company’s single segment.

Results of Operations

Year Ended June 30, 2024, as compared to June 30, 2023:

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended June 30, 2024, and 2023, which are included herein.

	June,
	2024	2023	Change
Revenue	$26,000,652	$36,441,695	$(10,441,043)
Cost of revenue	$13,176,073	$15,421,715	$(2,245,642)
Sales and marketing expenses	$5,989,727	$6,067,392	$(77,665)
Distribution costs	$8,611,702	$9,465,149	$(853,447)
General and administrative expenses	$6,771,937	$6,875,575	$(103,638)
Other operating expenses	$4,848,629	$7,146,286	$(2,297,657)
Other (expense)	$(3,141,166)	$(4,676,160)	$1,534,994
Loss attributable to non-controlling interest	$-	$(559,967)	$559,967
Impairment of intangible assets and goodwill	$7,869,425	3,746,301	4,123,124
Lease impairment	$289,969	-	289,969
(Loss) on the sale of assets and businesses	$(456,747)	(2,212,542)	1,755,795
Discontinued operations	$(1,164,184)	$(1,370,124)	$2,534,308
Net loss attributable to Upexi, Inc.	$(23,658,438)	$(16,930,289)	$(6,728,149)

Revenues decreased by $10,441,043 or 29% for the fiscal year ended June 30, 2024, compared with the fiscal year ended June 30, 2023.  The product sales were down approximately $15,400,000 or 42% compared to the prior year, with the most significant decline being the sales of products through third party sales channels, such as Amazon, with the largest decline coming from the products where we do not own the brand.  The decline in sales was partially offset by approximately $5,000,000 in manufacturing sales.   Management has augmented the overall strategy of the Company to focus on product sales, including the development, production and distribution of branded products.   In addition, sales were affected by the manufacturing consolidation to Florida, which was completed by August 1, 2024, with manufacturing returning to full production.

Cost of revenue decreased by $2,245,642 or 15% compared with the fiscal year ended June 30, 2023. The gross profit decreased by $8,195,401 or 39% compared with the prior year and gross margin declined by 8.36% to 49.32% compared to 57.68%. The majority of the decline in gross profit was the $10,441,043 decrease in year over year sales, however the gross margin decline was primarily related to the $3,020,062 inventory write off and increase in the inventory reserves compared to only $92,378 expense in the year ended June 30, 2023.  This additional $2,927,684, non-cash expense recognized during the year ended June 30, 2024, reduced the gross margin by 11.26%.  The inventory write off was caused by both the strategic consolidation of operations to Florida and the change in overall strategy with the elimination of the recommerce strategy.  Management expects the gross margin to improve with the change in strategic focus and the completed consolidation of operations.

Sales and marketing expenses decreased by $77,665 or 1% compared with the same period last year.  The expenditures for both years was similar in total.  We anticipate our advertising expenses will remain consistent with an overall decrease in sales and marketing as a percentage of total sales as we have impended our overall brand marketing strategy and we will be able to increase sales significantly without large increases in the expenses.

Distribution costs decreased $853,447 or 9% compared with the same period last year.  The decrease was related to the decreased sales and the consolidation of facilities.  Management has implemented a strategy to change promotions, increase shipping prices and adjust packaging for whole sales verses direct to consumer shipments to lower the overall percentage of distribution costs to sales.    The consolidation strategy and other distribution cost reduction strategies are expected to be fully realized in the coming year.

General and administrative expenses decreased by $103,638 or 2% compared with the same period last year.   General and administrative expenses were similar to the prior year.  Since the consolidation to Florida and other changes in the business, management has actively been reducing general and administrative costs.  Management expects that general and administrative expenses will decline for the period July 1, 2024 to September 30, 2024, with the most significant declines being realized in periods ending after December 31, 2024.

Other operating expenses decreased by $2,297,657 or 32% compared with the same period last year.  These expenses are primarily non-cash expense for amortization of stock compensation, amortization of acquired intangible assets and depreciation.  The decrease in the amortization of stock compensation was $2,494,695 as older grants are fully amortized and there have only been limited grants in the past year.   This decline was offset by slightly higher depreciation expense during the year.

Other expense decreased by $1,534,994 or 33%, which related to the significant amount of interest expensed in the prior year when the Company entered into a letter of agreement to repay all amounts owed and terminate all security interests the lender held, including the Form S-3 registration statement.  The Company also had non-cash interest related to the amortization of the consideration discount of $1,112,676 and $969,098 for the years ended June 30, 2024, and June 30, 2023, respectively.

There was a loss of $559,967 attributable to non-controlling interest in 2023 compared to none in 2024 as the Company purchased the remaining non-controlling interest in the current year.

There was an impairment of intangible assets and goodwill of $7,869,425 in the year ended June 30, 2024.  $6,844,745 of the impairment was from the acquisition of Cygnet and related to the Company exiting the recommerce business.  The remaining $974,680 impairment was related to the LuckyTail acquisition and the significant decline in direct to consumer business as LuckyTail primarily sells through Amazon.  There was an impairment of intangible assets and goodwill of $3,746,301 in the year ended June 30, 2023, and related to the valuation of the Interactive Offers and the subsequent sale of the business.

The Company recognized an impairment $289,969 on the Delray Beach warehouse during 2024 as part of closing the warehouse and the Company exiting the recommerce business.  No such items for 2023.

The Company recognized a valuation allowance on its deferred tax asset of $6,100,000 during the year ended June 30, 2024.  This was done as management estimated the probable future usage of the Company’s net operating loss carry forward.

The loss on the sale of assets and businesses of $456,747 was related to a loss on the sale of E-Core of $1,737,326, the loss on the sale or abandonment of assets not necessary for operations at the new Florida facility and an impairment on the largo facility that was sold on July 8, 2024.  This loss was offset by a $1,948,538 gain on the sale of VitaMedica and a gain on the sale of Infusionz and CBD related assets, which was recorded as a $2,212,542 loss in the prior year.

The income and loss on discontinued operations was as follows:

	June 30, 2024	June 30, 2023
Interactive Offers	$(187,003)	$(1,729,636)
Infusionz	71,976	(338,418)
E-Core	1,065,575	1,080,379
VitaMedica	213,636	(382,449)

	$1,164,184	$(1,370,124)

The Company had a net loss of $21,396,857 compared to a net loss of $16,930,289 in the prior year.  The increase in the net losses primarily related to the above-mentioned changes.

Liquidity and Capital Resources

Working Capital

	As of June 30, 2024	As of June 30, 2023
Current assets	$11,419,918	$30,012,984
Current liabilities	$12,655,152	$22,391,587
Working capital	$(1,235,234)	$7,621,397

Cash Flows

	Years Ended June 30,
	2024	2023
Cash flows (used in) operating activities – continuing operations	$(4,894,751)	$(7,421,529)
Cash flows provided by (used in) investing activities – continuing operations	831,112	(23,271)
Cash flows (used in) provided by financing activities – continuing operations	(353,789)	6,032,901

Cash flows provided by operating activities – discontinued operations	4,793,374	7,624,206
Cash flows used by investing activities – discontinued operations	(4,206,823)	(2,551,587)
Cash flows used by financing activities – discontinued operations	-	(6,318,234)

Net decrease in cash during the period	$(3,830,877)	$(2,657,514)

On June 30, 2024, the Company had cash of $661,415 or a decrease of $3,830,877 from June 30, 2023. The decrease in cash was primarily the net loss from operations and the significant change in continuing operations with the recent sale of businesses and the change of the Company’s overall strategy.

The net cash used by continuing operating activities was $4,894,751 and offset by cash provided by discontinued operations of $4,793,374.  The loss of $23,658,438 was offset by the non-cash expenses of $3,948,084 depreciation and amortization, $7,869,425 impairment of goodwill and identifiable intangible assets, $1,112,676 amortization of stock compensation and $1,812,319 write of inventory.  The sale of business and the impairment recognized on the warehouse were minimal at a total of $112,448 used.  The change in deferred tax asset was $344,802 with a valuation reserve of $6,100,000.  The change in operating assets and liabilities provided cash of $2,907,978.  Cash provided by discontinued operating activities was $4,793,374 and primarily related to decreases in E-core’s inventory and accounts receivable.

Net cash provided by investing activities for the years ended June 30, 2024 and 2023 was $831,112 and use of $23,271, respectively. For the year ended June 30, 2024, cash of $539,348 was used for the acquisition of the remaining 45% of Cygnet and $932,565 for the acquisition of property and equipment.  Cash was provided during the year ended June 30, 2024 of $2,100,000 and $203,025 from the sale of VitaMedica and Interactive offers, respectively.  In addition, the Company used $4,206,823 for discontinued investing activities related to the payments in the acquisition of E-core.  In the prior year, the net cash used was $23,271.  The proceeds from the sale of Infusionz and selected assets was $5,492,532 and offset by $3,528,239 and $1,050,000 for the purchase of LuckyTail and Cygnet, respectively.  $937,564 was used in the acquisition of property and equipment.  The $2,511,587 used in discontinued investing activities was $500,000 for the acquisition of VitaMedica and $2,051,587, net of cash acquired, for the acquisition of E-core.

Net cash flows used in financing activities for the year ended June 30, 2024 was $353,789 compared to $285,333 used during the year ended June 30, 2023.   During the year ended June 30, 2024 cash was used for the payment of debt related to the acquisition of Cygnet and the payment of the loan on the building.  This was offset during the year by a $100,000 advance to the Company by Allan Marshall, the CEO, which was repaid in July 2024.   During the year ended June 30, 2023, the Company had net proceeds of $6,127,893 from the issuance of stock and $7,120,000 in proceeds from the issuance of notes payable, including $1,470,000 of proceeds from a related party note payable, $3,000,000 of proceeds related to a note payable with a security interest in our building in Clearwater and $2,650,000 of unsecured debt.   The newly issued debt was primarily used to repay the senior convertible note payable and the line of credit.

On October 19, 2022, the Company and its indirect wholly owned subsidiary, Upexi 17129 Florida, LLC entered into a loan agreement with Professional Bank, a Florida state-chartered bank, providing for a mortgage on the Company’s principal office in N. Clearwater, Florida. The Company received $3,000,000 in connection with the transaction. The principal is to be paid back to Professional Bank over a term of ten years. The proceeds of the loan were utilized by the Company to pay down its loan facility with Acorn Capital, LLC, in the amount of $2,780,200, net of fees and other expenses.

On October 31, 2022, the “Company, paid $4,275,071 in principal, $613,466 in accrued interest, $250,000 for settlement of a put option and $7,900 in miscellaneous fees for a total of $5,146,437 to the holders of the $15 million senior secured convertible notes entered into on June 28, 2022. The payment terminated the agreement with the noteholders. The Company also terminated the registration statement covering the senior secured notes payable.

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC.  The lease is for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month on a triple net basis.  The initial term is five years.  The estimated cost of this facility is a reduction of overall facility costs of approximately $240,000 in rent and approximately $138,000 per year in utilities, repairs and maintenance.  Management also expects to have additional savings in labor and administrative costs, which is expected to add additional cash flow for fiscal year 2025.

On May 28, 2024, the Company entered into an agreement to sell its Clearwater warehouse for a sale price of $4,300,000.  The sale of the building was completed on July 8, 2024 and provided $1,370,978 of working capital.

On June 13, 2024, the Company sold all of the issued and outstanding equity of VitaMedica, Inc. to three investors.  One of the minority Interest Buyers is Allan Marshall, the Company’s Chief Executive Officers.  The purchase price for the stock was Six Million Dollars ($6,000,000), subject to certain customary post-closing adjustments. The net cash provided from the sale was $2,100,000, reduced liabilities of $1,900,000 and will provide an additional $2,000,000 in cash flow next year.

On August 1, 2024, the Company sold all of outstanding stock of E-Core Technology, Inc., a Florida corporation (d/b/a New England Technology, Inc.) (“E-core”), to E-Core Holdings, LLC, a Florida limited liability company pursuant to the terms of an Agreement to Unwind Securities Purchase Agreement dated July 31, 2024 and effective June 30, 2024.  The principals of the Buyer are the three individuals from whom the Company acquired E-core in October 2022.  The purchase price in the transaction was $2,000,000 paid by the Buyer to the Company at closing and will be used for working capital.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand, cash flow from operations, proceeds from the sale of VitaMedica not yet received and additional short term debt financings, if necessary.

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

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company performed its annual test as of June 30, 2024 and 2023, respectively.

It was determined by management that the goodwill related to Cygnet was completely impaired at June 30, 2024 based on the strategic decision to exit the recommerce business.  An impairment of goodwill in the amount of $3,594,745 was recorded at June 30, 2024 eliminating all of the goodwill related to Cygnet.

It was determined by management that the goodwill related to Interactive Offers was completely impaired at June 30, 2023 based on the sale of the business at September 1, 2023.  An impairment of goodwill in the amount of $2,889,158 was recorded at June 30, 2023 eliminating all of the goodwill related to Interactive Offers.

Revenue Recognition - In accordance with ASC No. 606, Revenue from Contracts with Customers, the Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay.

The Company recognizes revenue from sales of our products, including sales to our distributors, at a point in time, generally upon shipment or delivery to the customer or distributor, depending upon the terms of the sales order. Control is considered transferred when title and risk of loss pass, when the customer becomes obligated to pay and, where applicable, when the customer has accepted the products or upon expiration of the acceptance period. For sales to distributors, payment is due on our standard commercial terms and is not contingent upon the distributors’ resale of the products.

Shipping and handling fees billed to customers are included in revenue. Shipping and handling fees associated with inbound freight, are generally included in cost of revenue.

Our business is subject to contingencies related to customer orders, including:

Right of Return:

A large portion of our revenue comes from the sale of consumable products, which are sold in high-volume and low quantities, and are generally maintained at stock levels of less than ninety days in our facility. Customer returns have historically represented a very small percentage of sales on an annual basis.  Other product sales relate to some pet products, including small mechanical devices.

Warranties:

The Company does not accept sales returns from wholesale customers, as the products are pre-approved prior to production and shipment. E-Commerce product returns must be completed within 45 days of the date of purchase. The Company accrues an allowance for refunds, returned deposits and discounts given by customer services post shipment of the product based on historical experience and management’s estimate of future expenses, including replacement, freight charges and other fulfilment expenses.

Conditions of Acceptance:

Sales of our consumable products and pet products, generally do not have customer acceptance terms.

Contract Assets

A contract asset is the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer. ASC 606, Revenue from Contracts with Customers, distinguishes between a contract asset and a receivable based on whether receipt of the consideration is conditional on something other than the passage of time. When the Company transfers control of goods or services to a customer before the customer pays consideration, the Company records either a contract asset or a receivable depending on the nature of the Company’s right to consideration for its performance. The point at which a contract asset becomes an account receivable may be earlier than the point at which an invoice is issued. The Company assesses a contract asset for impairment in accordance with ASC 310, Receivables.

The following table discloses the deferred revenue:

	June 30, 2024	June 30, 2023
Deferred revenue	$235,255	$-

The deferred revenue or also referred to as funded backlog was $235,255 and $0 at June 30,2024 and June 30, 2023, respectively.  We expect to recognize approximately 100% of the deferred revenue as revenue in the year ended June 30, 2025.  There was no opening liability balance at June 30, 2023 or June 30, 2022 to be recognized in the years ended June 30, 2024 or June 30, 2023, respectively.

Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable.  The Company recognized an impairment on its building of $336,434 during the year ended June 30, 2024, based on the fair market value of the buildings pending sale, completed on July 8, 2024.  The Company recognized $569,195 loss on the sale of assets that were either liquidated or abandoned in the move of its manufacturing facility from Nevada to Florida.  In addition, the Company recognized an impairment of intangible assets of $4,274,680 for the year ended June 30, 2024.  $974,680 of the impairment is related to LuckyTail’s rapid decline of direct-to-consumer sales and $3,300,000 of the impairment is related to the unamortized vendor list of Cygnet, as the Company no longer purchases products from the majority of the original vendors Cygnet was using when the Company purchased Cygnet.

The Company recognized an impairment on its long-lived assets during the year ended June 30, 2023, of $857,143 on the assets held for sale, related to Interactive Offers, leaving $716,944 of Interactive’s original intangible assets classified as assets available for sale.

Stock Based Compensation - The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or immediately if the share-based payments vest immediately.

Inventory - The Company reviews the inventory level of all products and raw materials quarterly. For most products that have been in the market for one year or more, we consider inventory levels of greater than one year’s sales to be excess or other items that show slower than projected sales. Due to limited market penetration for our products, we have decided to write down 50% of the cost against certain raw materials and finished products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and the slow-moving and obsolete inventory is written off and are recorded as charges to cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in liquidation, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we write it off.

Inventory consists of raw materials and finished goods and is stated at the lower of cost or net realizable value, cost is determined by the weighted average moving cost inventory method. Net realizable value is determined, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors.  On June 30, 2024, the Company had $465,535 of raw materials and $966,021 of finished goods inventory.  On June 30, 2023, the Company had no raw material inventory and $4,804,299 of finished goods inventory.  The Company had inventory reserves at June 30, 2024 and 2023 of $605,470 and $154,400, respectively.

Reverse Stock Split

On September 18, 2024, we filed a Certificate of Change with the Nevada Secretary of State to effect a reverse stock split of our common stock at a rate of 1-for-20 (the "Reverse Stock Split"), which became effective as of October 3, 2024 (the "Effective Date"). The Reverse Stock Split was approved by the board of directors in accordance with Nevada law. The Reverse Stock Split did not have any impact on the par value of common stock.

On the Effective Date, every twenty shares of Common Stock issued and outstanding were automatically combined into one share of Common Stock, without any change in the par value per share. As the per-share par value did not change, we reclassified $19,860 from Common Stock to Additional Paid-in-Capital on the Effective Date. The exercise prices and the number of shares issuable upon exercise of outstanding stock options, equity awards and warrants, and the number of shares available for future issuance under the equity incentive plans were adjusted in accordance with their respective terms. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in our Common Stock. We did not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares were initially rounded up to the next largest whole number, resulting in the issuance of 8 shares on October 3, 2024 the Effective Date and an additional issuance of 38 shares on October 8, 2024.  On October 10, 2024, the transfer agent received additional requests to issue a total of 202,183 shares of common stock for round up of fractional shares. These shares were issued on  October 23, 2024 and on October 30, 2024 we were notified that the shares were returned to the Company’s transfer agent.  Although the Company did receive the common stock back after issuance, the potential dilution remains a risk, and is the subject of a complaint filed by the Company in the United States District Court for the District of Nevada with the purpose of eliminating any said risk. The Reverse Stock Split did not modify the relative rights or preferences of the Common Stock.

Unless otherwise indicated, all issued and outstanding shares of common stock and all outstanding securities entitling their holders to purchase shares of our common stock or acquire shares of our common stock, including stock options, restricted stock units, and warrants per share data, share prices and exercise prices, as required by the terms of those securities, have been adjusted retroactively to reflect the Reverse Stock Split.

On October 17, 2024, Company received written notice (the “Compliance Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on the Nasdaq Stock Market maintain a minimum bid price of $1.00 per share.  Nasdaq notified the Company in the Compliance Notice that, from October 3, 2024 to October 16, 2024, the closing bid price of the Company’s common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 8. Consolidated financial statements and Supplementary Data.

UPEXI INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

Board of Directors and Shareholders

Upexi, Inc.

Report of Independent Registered Public Accounting Firm

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Upexi, Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

GBQ Partners LLC

We have served as the Company’s auditor since 2024.

Columbus, Ohio

December 16, 2024

UPEXI, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2024	2023

ASSETS
Current assets
Cash	$661,415	$4,492,292
Accounts receivable, net	606,885	1,125,394
Inventory, net	1,431,556	4,804,299
Due from Bloomios	-	845,443
Due from VitaMedica transition	212,358	-
Prepaid expenses and other receivables	502,188	1,112,280
Assets available for sale - Interactive offers current	-	89,989
Assets available for sale - Building	4,005,516	4,611,248
Assets available for sale - VitaMedica current	-	2,599,934
Assets available for sale - E-core current	-	10,332,105
Purchase price receivable - VitaMedica	2,000,000	-
Purchase price receivable - E-core	2,000,000	-
Total current assets	11,419,918	30,012,984

Property and equipment, net	2,356,556	2,831,375
Intangible assets, net	239,871	6,924,982
Goodwill	848,854	2,886,309
Deferred tax asset	5,948,858	5,604,056
Other assets	278,435	76,728
Discontinued assets available for sale - Interactive offers	-	936,054
Discontinued assets available for sale - VitaMedica	-	2,051,214
Discontinued assets available for sale - E-core	-	12,067,333
Right-of-use asset, net	2,418,596	410,453
Total other assets	12,091,170	33,788,504

Total assets	$23,511,088	$63,801,488

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$481,647	$1,028,611
Accrued compensation	1,098,856	533,842
Deferred revenue	235,255	-
Accrued liabilities	736,407	2,439,794
Accrued interest	476,018	655,187
Acquisition payable	413,152	152,500
Related party advances, net	100,000	-
Current portion of note payable	-	338,474
Current portion of convertible notes payable	-	1,254,167
Current portion of acquisition note payable - E-core	-	5,656,620
Current portion of related party note payable	-	1,429,356
Current portion of Cygnet subsidiary notes payable	5,447,565	795,778
Note payable on building for sale	2,634,538	2,841,566
Discontinued liabilities - Interactive offers	-	792,408
Discontinued liabilities - VitaMedica	-	617,174
Discontinued liabilities - E-core	-	3,401,983
Current portion of operating lease payable	1,031,714	454,127

Total current liabilities	12,655,152	22,391,587

Operating lease payable, net of current portion	1,732,606	-
Related party note payable	500,000	-
Note payable	557,429	173,812
Convertible notes payable	1,550,000	895,833
Acquisition note payable - E-core	-	7,605,085
Notes payable - Cygnet subsidiary	-	4,898,548

Total long-term liabilities	4,340,035	13,573,278

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 500,000 shares authorized, and 25,000 and 25,000 shares issued and outstanding, respectively	25	25
Common stock, $0.001 par value, 5,000,000 shares authorized, and 1,010,843 and 1,045,429 shares issued and outstanding, respectively	1,045	1,011
Additional paid in capital	53,374,444	51,541,909
Accumulated deficit	(46,859,613)	(23,201,175)
Total stockholders' equity attributable to Upexi, Inc.	6,515,901	28,341,770
Non-controlling interest in subsidiary		(505,147)
Total stockholders' equity	6,515,901	27,836,623

Total liabilities and stockholders' equity	$23,511,088	$63,801,488

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2024	2023

Revenue
Revenue	$26,000,652	$36,441,695

Cost of Revenue	13,176,073	15,421,715

Gross profit	12,824,579	21,019,980

Operating expenses
Sales and marketing	5,989,727	6,067,392
Distribution costs	8,611,702	9,465,149
General and administrative expenses	6,771,937	6,875,575
Share-based compensation	1,169,843	3,664,538
Amortization of acquired intangible assets	2,410,431	2,568,502
Depreciation	1,268,355	913,246
Impairment of long-lived asset - building	336,434	-
Loss on the sale / abandonment of assets in relocation	569,195	-
Impairment of intangible assets and goodwill	7,869,425	3,746,301
Lease impairment, Delray Beach facility	289,969	-
	35,287,018	33,300,703

Loss from operations	(22,462,439)	(12,280,723)

Other income (expense), net
Change in derivative liability	-	1,770
Other	(16,443)	38,344
Interest (expense) income, net	(3,124,723)	(4,716,274)

Other income (expense), net	(3,141,166)	(4,676,160)

Loss on operations before income tax	(25,603,605)	(16,956,883)

Income tax benefit	332,101	3,049,293
	332,101	3,049,293

Net income (loss) from continuing operations	(25,271,504)	(13,907,590)

Gain (loss) from the sale of:

Infusionz and select assets	-	(2,212,542)
Interactive Offers	237,670	-
VitaMedica	1,948,538	-
E-core	(1,737,326)	-
	448,882	(2,212,542)

Income (loss) on discontinued operations
Infuisionz	71,976	(338,418)
Interactive offers	(187,003)	(1,729,636)
VitaMedica	213,636	(382,449)
E-core	1,065,575	1,080,379
Income (loss) income from discontinued operations	1,164,184	(1,370,124)

Net loss attributable to non-controlling interest	-	559,967

Net income (loss) attributable to Upexi, Inc.	$(23,658,438)	$(16,930,289)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(24.60)	$(15.56)
(Loss) income per share from discontinued operations	$1.13	$(1.53)
Total income (loss) per share attributable to Upexi shareholders	$(23.03)	$(18.94)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(24.60)	$(15.56)
(Loss) income per share from discontinued operations	$1.13	$(1.53)
Total income (loss) per share attributable to Upexi shareholders	$(23.03)	$(18.94)

Basic weighted average shares outstanding	1,027,232	893,943
Fully diluted weighted average shares outstanding	1,027,232	893,943

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Non-controlling	Total Stockholders'
	Shares*	amount*	Shares*	amount *	In Capital	Deficit	Interest	Equity

2023
Balance, June 30, 2022	25,000	$25	835,712	$836	$35,001,949	$(6,270,886)	$54,820	$28,786,744

Amortization of common stock issuance for services	-	-	-	-	140,700	-	-	140,700

Stock based compensation, amortization of stock options	-	-	-	-	3,664,538	-	-	3,664,538

Issuance of common stock for acquisition of E-Core	-	-	62,370	62	5,999,938	-	-	6,000,000

Issuance of common stock for interest on note payable	-	-	6,700	7	606,997	-	-	607,004

Common stock issued for cash, net			106,061	106	6,127,787			6,127,893

Net loss	-	-	-	-	-	(16,930,289)	(559,967)	(17,490,256)

Balance, June 30, 2023	25,000	$25	1,010,843	$1,011	$51,541,909	$(23,201,175)	$(505,147)	$27,836,623

2024
Stock based compensation, restricted stock grant	-	-	5,000	5	212,743	-	-	212,748

Stock based compensation, amortization of stock options	-	-	-	-	957,095	-	-	957,095

Issuance of stock and equity for purchase of Cygnet	-	-	4,505	4	162,722		505,147	667,873

Issuance of stock for conversion of debt	-	-	25,081	25	499,975			500,000

Net loss	-	-	-	-	-	(23,658,438)	-	(23,658,438)

Balance, June 30, 2024	25,000	$25	1,045,429	$1,045	$53,374,444	$(46,859,613)	$-	$6,515,901

* Common stock has been restated to reflect the 1 for 20 reverse split

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended June 30,
	2024	2023
Cash flows from operating activities
Net loss from operations	$(23,658,438)	$(16,930,289)

Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	3,678,786	3,481,748
Non-cash loss on the sale of Infusionz and select assets, net	-	2,212,542
Gain on the sale of VitaMedica and income from discontinued operations	(1,948,538)	-
Loss on the sale of New England Technology	1,737,326	-
Amortization of loan costs	115,787	62,408
Amortization of consideration discount	1,112,676	969,098
Impairment of goodwill and intangible assets	7,869,425	3,746,301
Inventory write-offs	1,812,319	118,990
Loss on impairment of building	336,434	-
Loss on sale of assets related to relocation of facility	569,195
Gain on sale of interactive offers	(237,670)	-
Change in deferred tax asset	(344,802)	(3,139,227)
Noncontrolling interest	-	(559,967)
Change in derivative	-	1,770
Stock based compensation	1,169,843	3,664,538
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	675,709	(364,665)
Inventory	2,651,252	(1,366,269)
Prepaid expenses and other assets	106,610	287,797
Operating lease payable	302,050	4,238
Accounts payable and accrued liabilities	(944,020)	389,458
Deferred revenue	101,305	-
Net cash used in operating activities - Continuing Operations	(4,894,751)	(7,421,529)
Net cash provided by operating activities - Discontinued Operations	4,793,374	7,624,206
Net cash (used in) provided by operating activities	(101,377)	202,677

Cash flows from investing activities
Acquisition of Lucky Tail	-	(3,528,239)
Proceeds from the sale of VitaMedica, Inc.	2,100,000	-
Proceeds from the sale of Interactive Offers, net of liabilities paid	203,025	-
Acquisition of Cygnet Online LLC, net	(539,348)	(1,050,000)
Proceeds from the sale of Infusionz and selected assets	-	5,492,532
Acquisition of property and equipment	(932,565)	(937,564)
Net cash provided by (used in) investing activities - Continuing Operations	831,112	(23,271)
Net cash (used in) investing activities - Discontinued Operations	(4,206,823)	(2,551,587)
Net cash used in investing activities	(3,375,711)	(2,574,858)

Cash flows from financing activities
Repayment of the senior convertible notes payable	-	(6,305,406)
Proceeds from the issuance of stock	-	6,127,893
Payment on acquisition notes payable	(246,761)	(751,152)
Proceeds from related party advance	100,000	-
Proceeds from convertible note payable	-	2,650,000
Proceeds on note payable on building	-	3,000,000
Repayment on note payable on building	(207,028)	(158,434)
Proceeds on note payable, related party	-	1,470,000
Net cash (used in) provided by financing activities - Continuing Operations	(353,789)	6,032,901
Net cash used in financing activities - Discontinued Operations	-	(6,318,234)
Net cash used in financing activities	(353,789)	(285,333)

Net decrease in cash - Continuing Operations	(4,417,428)	(1,411,899)
Net (decrease) increase in cash - Discontinued Operations	586,551	(1,245,615)

Cash, beginning of period	4,492,292	7,149,806
Cash, end of period	$661,415	$4,492,292

Supplemental Cash Flow Disclosures
Interest paid	$839,000	$2,278,292
Income tax paid	$-	$-
Non-cash Investing and Financing Activities
Non-cash proceeds in the sale of VitaMedica	$1,900,000	$-
Issuance of common stock for acquisition of Cygnet	$162,727	$-
Issuance of debt for acquisition of Cygnet	$300,000	$-
Bloomios non-cash payment of receivables, net	$845,443	$-
Issuance of stock for services	$-	$140,700
Issuance of stock for interest expense	$-	$607,004
Issuance of common stock for the repayment of convertible note payable	$500,000	$-
Liabilities assumed from acquisition of E-Core	$-	$(7,712,168)
Issuance of stock for acquisition of E-Core	$-	$6,000,000
Assets available for sale	$-	$1,026,043

The accompanying notes are an integral part of these consolidated financial statements.

Upexi, Inc.

Notes to the Consolidated financial statements

June 30, 2024 and 2023

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our”, “Upexi”, and the “Company” mean Upexi, Inc., a Nevada corporation formed in 2018. The Company has eleven active subsidiaries, which include:

☐	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
☐	Gummy Labs, LLC, a Delaware limited liability company
☐	MW Products, Inc., a Nevada corporation
☐	Upexi Holding, LLC, a Delaware limited liability company
	o	Upexi Pet Products, LLC, a Delaware limited liability company
☐	Upexi Enterprise, LLC, a Delaware limited liability company
	o	Upexi Distribution LLC, a Delaware limited liability company
	o	Upexi Distribution Management LLC, a Delaware limited liability company
	o	Upexi Property & Assets, LLC, a Delaware limited liability company
■ Upexi 17129 Florida, LLC, a Delaware limited liability company
☐	Cygnet Online, LLC (“Cygnet”), a Delaware limited liability company (100% owned as of September 1, 2023)

The following subsidiaries had no activity during the years ended June 30, 2024 and 2023:

☐	Upexi CP, LLC, a Delaware limited liability company
☐	Upexi CP / Canada Inc., a Canada corporation
☐	Prax Products, LLC, a Florida limited liability company
☐	Upexi Development and Marketing, LLC., a Delaware limited liability company
☐	Trunano Labs, Inc., a Nevada corporation

The following subsidiaries were divested during the years ended June 30, 2024 and 2023:

☐	VitaMedica, Inc. a Nevada corporation
☐	E-Core Technology, Inc. a Florida corporation
☐	Infusionz LLC, a Colorado limited liability company
☐	Interactive Offers, LLC, a Delaware limited liability company

In addition, the Company has six wholly owned subsidiaries that had no activity during the years ended June 30, 2024 and 2023. All of the entities were dissolved or cancelled as of June 30, 2024.

•	Steam Distribution, LLC, a California limited liability company
•	One Hit Wonder, Inc., a California corporation
•	One Hit Wonder Holdings, LLC, a California limited liability company
•	Vape Estate, Inc., a Nevada Corporation
•	SWCH, LLC, a Delaware limited liability company
•	Cresco Management, LLC, a California limited liability company

Our products are distributed in the United States of America and internationally through multiple entities and managed through our locations in Florida.

Upexi operates from our corporate location in Tampa, Florida, where direct to consumer, wholesale and Amazon sales are driven by on-site and remote teams for all brands. The Tampa location also supports all the other locations with accounting, corporate oversight, day-to-day finances, business development and operational management operating from this location.

MW Products operates from our corporate headquarters and our Tampa, Florida warehouse, managing direct to consumer, wholesale and Amazon sales for multiple brands and develops new products through our research and development team in Henderson, Nevada and Odessa, Florida.

Lucky Tail operates from our Tampa, Florida warehouse with sales and marketing driven by on-site and remote teams that operate the Amazon sales strategy and daily business operations.

HAVZ, LLC, d/b/a/ Steam Wholesale operates manufacturing and/or distribution centers in Odessa, Florida, supporting our health and wellness products, including those products manufactured with hemp ingredients and our overall distribution operations. We have continued to manage these operations with corporate focus on larger opportunities that have warranted the majority of corporate focus and investments for the future.

Upexi Distribution operates from our Tampa, Florida warehouse providing warehousing, distribution and other services in support of our product sales.

Note 2. Significant Accounting Policies

The significant accounting policies followed are:

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates underlying the Company’s reported financial position and results of operations include the allowance for doubtful accounts, useful lives of property and equipment, impairment of long-lived assets, inventory valuation, fair value of stock-based compensation and valuation allowance on deferred tax assets.

Cash - The Company considers all highly liquid investment instruments with a maturity of three months or less to be cash equivalents. Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

Accounts Receivable - Amounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within a specified time from the invoice date. The trade terms vary based on the customer and typically range from prepaid to 45 days from the invoice date. Interest is not charged by the Company on past due accounts. The carrying amount of receivables is reduced by a valuation allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The net accounts receivable balances at June 30, 2024, 2023 and 2022 were $606,885, 1,125,394 and $760,729, respectively. Based on management’s review of accounts receivable, the valuation allowance was approximately $61,750 and $0 at June 30, 2024 and 2023, respectively. The Company had bad debt expenses of $24,500 and $4,750 for the years ended June 30, 2024 and 2023, respectively.

Inventory - The Company reviews the inventory level of all products and raw materials quarterly. For most products that have been in the market for one year or more, we consider inventory levels of greater than one year’s sales to be excess or other items that show slower than projected sales. Due to limited market penetration for our products, we have decided to write down 50% of the cost against certain raw materials and finished products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero. The slow-moving and obsolete inventory is written off and recorded as charges to cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation, while we continue to market slow-moving inventories until they are sold or become obsolete.

Inventory consists of raw materials and finished goods and is stated at the lower of cost or net realizable value, cost is determined by the weighted average moving cost inventory method. Net realizable value is determined, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors.  On June 30, 2024, the Company had $465,535 of raw materials and $966,021 of finished goods inventory.  On June 30, 2023, the Company had no raw material inventory and $4,804,299 of finished goods inventory.  The Company had inventory reserves at June 30, 2024 and 2023 of $605,470 and $154,400, respectively.

Property and Equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 20 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. The Company disposed of some equipment during 2024 and 2023 which resulted in gains and losses on the sales, shown in the accompanying Statements of Operations.

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

The Company performed its annual test as of June 30, 2024 and 2023, respectively.

It was determined by management that the goodwill related to Cygnet was completely impaired at June 30, 2024 based on the strategic decision to exit the recommerce business.  An impairment of goodwill in the amount of $3,594,745 was recorded at June 30, 2024 eliminating all of the goodwill related to Cygnet.

It was determined by management that the goodwill related to Interactive Offers was completely impaired at June 30, 2023 based on the sale of the business at September 1, 2023.  An impairment of goodwill in the amount of $2,889,158 was recorded at June 30, 2023 eliminating all of the goodwill related to Interactive Offers.

Revenue Recognition - In accordance with ASC No. 606, Revenue from Contracts with Customers, the Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay.

The Company recognizes revenue from sales of our products, including sales to our distributors, at a point in time, generally upon shipment or delivery to the customer or distributor, depending upon the terms of the sales order. Control is considered transferred when title and risk of loss pass, when the customer becomes obligated to pay and, where applicable, when the customer has accepted the products or upon expiration of the acceptance period. For sales to distributors, payment is due on our standard commercial terms and is not contingent upon the distributors’ resale of the products.

Shipping and handling fees billed to customers are included in revenue. Shipping and handling fees associated with inbound freight, are generally included in cost of revenue.

Our business is subject to contingencies related to customer orders, including:

Right of Return:

A large portion of our revenue comes from the sale of consumable products, which are sold in high-volume and low quantities, and are generally maintained at stock levels of less than ninety days in our facility. Customer returns have historically represented a very small percentage of sales on an annual basis.  Other product sales relate to some pet products, including small mechanical devices.

Warranties:

The Company does not accept sales returns from wholesale customers, as the products are pre-approved prior to production and shipment. E-Commerce product returns must be completed within 45 days of the date of purchase. The Company accrues an allowance for refunds, returned deposits and discounts given by customer services post shipment of the product based on historical experience and management’s estimate of future expenses, including replacement, freight charges and other fulfilment expenses.

Conditions of Acceptance:

Sales of our consumable products and pet products, generally do not have customer acceptance terms.

Contract Assets

A contract asset is the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer. ASC 606, Revenue from Contracts with Customers, distinguishes between a contract asset and a receivable based on whether receipt of the consideration is conditional on something other than the passage of time. When the Company transfers control of goods or services to a customer before the customer pays consideration, the Company records either a contract asset or a receivable depending on the nature of the Company’s right to consideration for its performance. The point at which a contract asset becomes an account receivable may be earlier than the point at which an invoice is issued. The Company assesses a contract asset for impairment in accordance with ASC 310, Receivables.

The following table discloses the deferred revenue:

	June 30, 2024	June 30, 2023
Deferred revenue	$235,255	$-

The deferred revenue or also referred to as funded backlog was $235,255, $0 and $0 at June 30,2024, June 30, 2023 and June 30, 2022, respectively. We expect to recognize approximately 100% of the deferred revenue as revenue in the year ended June 30, 2025.  There was no opening liability balance at June 30, 2023 to be recognized in the year ended June 30, 2024.

Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable.   The Company recognized an impairment on its building of $336,434 during the year ended June 30, 2024, based on the fair market value of the building's pending sale, completed on July 8, 2024.  The Company recognized a $569,195 loss on the sale of assets that were either liquidated or abandoned in the move of its manufacturing facility from Nevada to Florida.  In addition, the Company recognized an impairment of intangible assets of $4,274,680 for the year ended June 30, 2024.  $974,680 of the impairment is related to LuckyTail’s rapid decline of direct-to-consumer sales and $3,300,000 of the impairment is related to the unamortized vendor list of Cygnet, as the Company no longer purchases products from the majority of the original vendors Cygnet was using when the Company purchased Cygnet.

The Company recognized an impairment on its long-lived assets during the year ended June 30, 2023, of $857,143 on the assets held for sale, related to Interactive Offers, leaving $716,944 of Interactive’s original intangible assets classified as assets available for sale.

Advertising - The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes continual investment in advertising is critical to the development and sale of its branded products. Advertising costs of $3,353,361 and $4,271,469 were expensed as incurred during the years ended June 30, 2024 and 2023, respectively.

Stock Based Compensation - The Company recognizes all share-based payments to employees, including grants of employee stock options and grants of restricted shares as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or immediately if the share-based payments vest immediately.

Non-employee Stock-based Payments - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Accounting Standards Codification (ASC) 2018-07, which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Stock-based payments related to non-employees are accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Fair Value Measurements - The Company accounts for financial instruments in accordance with FASB ASC 820 “Fair Value Measurement and Disclosures” (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

The estimated fair value of certain financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, deferred revenue and debt are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Leases - The Company determines if a contract contains a lease at inception. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined as having both the right to obtain substantially all of the economic benefits from use of the asset and the right to direct the use of the asset. Management only reassesses its determination if the terms and conditions of the contract are changed. Leases with an initial term of 12 months or less are not recorded within the accompanying consolidated balance sheets. GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option will result in an economic penalty. All the Company’s real estate leases are classified as operating leases.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.   A $6,100,000 valuation allowance was recorded at June 30, 2024 and no valuation allowance at June 30, 2023.

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

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at June 30, 2024 or June 30, 2023.

On December 22, 2017, the U.S. government enacted the Tax Act, which made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate and the net operating loss incurred after December 31, 2017 can be carried forward indefinitely and the two year net operating loss carried back was eliminated (prohibited).

Reverse Stock Split

On September 18, 2024, we filed a Certificate of Change with the Nevada Secretary of State to effect a reverse stock split of our common stock at a rate of 1-for-20 (the "Reverse Stock Split"), which became effective as of October 3, 2024 (the "Effective Date"). The Reverse Stock Split was approved by the board of directors in accordance with Nevada law. The Reverse Stock Split did not have any impact on the par value of common stock.

On the Effective Date, every twenty shares of Common Stock issued and outstanding were automatically combined into one share of Common Stock, without any change in the par value per share. As the per-share par value did not change, we reclassified $19,860 from Common Stock to Additional Paid-in-Capital on the Effective Date. The exercise prices and the number of shares issuable upon exercise of outstanding stock options, equity awards and warrants, and the number of shares available for future issuance under the equity incentive plans were adjusted in accordance with their respective terms. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in our Common Stock. We did not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares were initially rounded up to the next largest whole number, resulting in the issuance of 8 shares on October 3, 2024, the Effective Date, and an additional issuance of 38 shares on October 8,2024.  On October 10, 2024, the transfer agent received additional requests to issue a total of 202,183 shares of common stock for round up of fractional shares.  These shares were issued on October 23, 2024 and on October 30, 2024 we were notified that the shares were returned to the Company’s transfer agent.  Although the Company did receive the common stock back after issuance, the potential dilution remains a risk, and is the subject of a complaint filed by the Company in the United States District Court for the District of Nevada with the purpose of eliminating any said risk. The Reverse Stock Split did not modify the relative rights or preferences of the Common Stock.

Unless otherwise indicated, all issued and outstanding shares of common stock and all outstanding securities entitling their holders to purchase shares of our common stock or acquire shares of our common stock, including stock options, restricted stock units, and warrants per share data, share prices and exercise prices, as required by the terms of those securities, have been adjusted retroactively to reflect the Reverse Stock Split.

On October 17, 2024, Company received written notice (the “Compliance Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on the Nasdaq Stock Market maintain a minimum bid price of $1.00 per share.  Nasdaq notified the Company in the Compliance Notice that, from October 3, 2024 to October 16, 2024, the closing bid price of the Company’s common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed.

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

	June 30,	June 30,
	2024	2023

Stock options	200,714	241,964
Warrants	52,530	11,015
Preferred stock	13,889	13,889
Convertible debt	15,500	57,883
Restricted stock grants	12,500	-
Total potential dilutive weighted average shares outstanding	295,133	324,750

The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. During the year ended June 30, 2024 and 2023, the Company reported a net loss, so the potential effect is not reflected in the consolidated financial statements.

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

Reclassifications - Certain reclassifications have been made to the consolidated financial statements as of and for the year ended June 30, 2023 to conform to the presentation as of and for the year ended June 30, 2024.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements, including the new provisions of ASC 326 (“Financial Instruments – Credit Losses”) pertaining to “current expected credit losses. ASC 326 was adopted for fiscal year 2024 and did not have a material effect to the accompanying consolidated financial statements.

Note 3. Acquisitions

Cygnet Online, LLC

The Company acquired 55% of Cygnet Online, LLC, on April 1, 2022.  The purchase price was $5,515,756, as amended.

The following table summarizes the consideration transferred to acquire Cygnet and the amount of identified assets acquired, and liabilities assumed at the acquisition date.

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

On September 1, 2023, the Company completed the acquisition of the remaining 45% interest for structured cash payments equaling $800,000, the forgiveness of advances of $89,416 and 4,505 shares of the Company’s common stock valued at $162,727.  As of June 30, 2024, the Company has not released the 4,505 shares or paid the remaining $300,000 owed related to this additional acquisition.  The seller had access to one of the Company’s bank accounts and withdrew $39,348 and refused to return the funds.  The Company recorded this as a reduction of the $300,000, although there is no right of offset in the purchase agreement.

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

An impairment of $3,300,000, related to the Cygnet vendor list, was recorded as the Company no longer purchases products from the majority of the original vendors Cygnet was using at the time purchased Cygnet.  In addition, it was determined by management that the goodwill related to Cygnet was completely impaired at June 30, 2024 based on the strategic decision to exit the recommerce business.  An impairment of goodwill in the amount of $3,594,745 was recorded at June 30, 2024 eliminating all of the goodwill related to Cygnet.

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

The Company’s consolidated financial statements for the year ended June 30, 2023, include the actual results of LuckyTail from August 13, 2022 through June 30, 2023.  The Company recorded interest on the consideration of $63,282 during the year ended June 30, 2023 and no interest was recorded for the year ended June 30, 2024.

Management determined a $974,680 impairment was necessary based on the rapid decline of the direct-to-consumer during the year ended June 30, 2024.

Revenue from acquisitions included in the consolidated financial statements.

Net revenue included in the consolidated financial statements:

	June 30,
	2024	2023
Cygnet	12,154,831	23,996,086
LuckyTail	3,098,552	4,489,384
	$15,253,383	$28,485,470

Consolidated pro-forma unaudited consolidated financial statements.

The following unaudited pro forma combined financial information is based on the historical consolidated financial statements of the Company and LuckyTail after giving effect to the Company’s acquisitions as if the acquisitions occurred on July 1, 2022.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on July 1, 2022, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the year ended June 30, 2023, as if the acquisitions occurred on July 1, 2022.  The results of operations for LuckyTail are included in the year ended June 30, 2024 and the results of operations for LuckyTail are included from August 13, 2022 to June 30, 2023.

Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of LuckyTail at $44,620 per month.

Pro Forma, Unaudited			Proforma
Year ended June 30, 2023	Upexi, Inc.	LuckyTail	Adjustments	Proforma

Net sales	$36,441,695	$892,270	$-	$37,333,965
Cost of sales	$15,421,715	$137,088	$-	$15,558,803
Operating expenses	$29,554,402	$383,476	$66,930	$30,004,808
Net income (loss) from continuing operations	$(13,907,590)	$371,706	$(66,930)	$(13,602,814)
Basic income (loss) per common share	$(15.56)	$-	-	$(15.22)
Weighted average shares outstanding	893,943	-	-	893,943

The Company estimated the annual LuckyTail amortization expense at $535,428 annually and $44,620 monthly, based on the purchase price allocation.  For the year ended June 30, 2023, the proforma adjustment included $66,930 of amortization expense for one and a half months.

Acquisition-related costs are included in the general and administrative expenses on the Company’s condensed consolidated statements of operations. These costs are primarily external legal, accounting and consulting services directly related to completed acquisitions, due diligence, and review of possible target acquisitions.

Note 4. Inventory

Inventory consisted of the following:

	June 30, 2024	June 30, 2023
Raw materials	$465,535	$-
Finished goods	966,021	4,804,299
	$1,431,556	$4,804,299

The Company writes off the value of inventory deemed excessive or obsolete. During the years ended June 30, 2024 and 2023, the Company wrote off inventory valued at $1,812,319 and $118,990, respectively.  The Company had inventory reserves at June 30, 2024 and 2023 of $605,470 and $154,400, respectively.

Note 5. Property and Equipment

Property and equipment consist of the following:

	June 30, 2024	June 30, 2023
Furniture and fixtures	$127,050	$172,663
Computer equipment	112,397	156,283
Internal use software	570,645	608,949
Manufacturing equipment	1,927,974	3,325,525
Leasehold improvements	767,418	-
Building	4,005,516	4,611,248
Vehicles	89,359	261,362
Property and equipment, gross	7,600,360	9,136,030
Less accumulated depreciation	(1,268,288)	(1,693,407)
Less building classified as available for sale	(4,005,516)	(4,611,248)
	$2,356,556	$2,831,375

Depreciation expense for the years ended June 30, 2024 and 2023 was $1,268,355 and $913,246, respectively.

Note 6. Intangible Assets

Intangible assets as of June 30, 2024:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	143,921	239,871

Online sales channels	2 years	1,800,000	1,800,000	-
Vender relationships	5 years	6,000,000	6,000,000	-

		$10,018,484	$9,778,613	$239,871

For the years ended June 30, 2024 and 2023, the Company amortized approximately $2,410,400, and $2,568,500, respectively.  For the year ended June 30, 2024 the Company impaired approximately $3,300,000 related to the vendor relationships of Cygnet and impaired approximately $974,700 related to the customer relationships of LuckyTail.

Intangible assets as of June 30, 2023:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$401,339	$1,433,353
Trade name	5 years	383,792	67,163	316,629
Online sales channels	2 years	1,800,000	1,125,000	675,000
Vender relationships	5 years	6,000,000	1,500,000	4,500,000

		$10,018,484	$4,237,814	$6,924,982

The following intangible assets were added during the year ended June 30, 2023, from the acquisitions noted below:

LuckyTail:

Customer relationships	$1,834,692
Trade name	383,792
Intangible Assets from Purchase	$2,218,484

Future amortization of intangible assets at June 30, 2024 are as follows:

June 30, 2025	$76,758
June 30, 2026	76,758
June 30, 2027	76,758
June 30, 2028	9,596
$239,871

Note 7. Prepaid Expense and Other Current Assets

Prepaid and other receivables consist of the following:

	June 30, 2024	June 30, 2023
Insurance	$116,074	$187,949
Prepayment to vendors	203,556	138,653
Deposits on services	25,550	45,678
Prepaid monthly rent	60,041	27,813
Subscriptions and services being amortized over the service period	32,500	-
Other deposits	-	70,826
Stock issued for prepaid interest on convertible note payable	64,320	465,595
Other prepaid expenses	-	31,000
Other receivables	148	144,765

Total	$502,188	$1,112,280

All prepaid expenses will be expensed during the following 12 months.

Note 8. Operating Leases

We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, and equipment. We determine if an arrangement is a lease, or contains a lease, at inception, and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of June 30, 2024, no option to extend the lease was recognized as right-of-use (“ROU”) assets and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our ROU assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception.

During November 2019, the Company entered into a lease for a Nevada facility that commenced on November 13, 2019, and recorded a right of use asset and corresponding lease liability. The Company uses this leased facility for office, manufacturing, and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases.   Lease expenses for the year ended June 30, 2023 was approximately $723,000 and are included discontinued operations. The operating lease expired during the year ended June 30, 2023 and the Company continued to occupy the facility and pays rent on a month-to-month basis.  During the year ended June 30, 2024 the Company used the facility for ongoing operations and recognized approximately $670,200 of expense during the year.  The Company moved out of the facility in July 2024.

During May 2021, the Company entered into a lease for an additional Nevada facility that commenced on May 1, 2021, and recorded a right of use asset and corresponding lease liability. The Company uses this leased facility for additional warehouse space. The minimum lease payments were $95,548 and $111,796 for the years ended June 30, 2024 and 2023, respectively.  The lease expense, including all additional lease expenses was approximately $106,100 and $134,700, respectively.  The Company moved out of the facility April of 2024 when the lease term ended.

During November 2018, the Company entered into a lease for equipment that commenced on November 1, 2018, and recorded a right of use asset and corresponding lease liability. Lease expenses were $7,640 and $6,744 for the years ended June 30, 2024 and June 30, 2023, respectively.

On April 1, 2022, the Company acquired Cygnet which had entered into a lease for a Florida facility that commenced on October 8, 2021, and Cygnet had recorded a right of use asset and corresponding lease liability. The lease expires on October 8, 2026. The Company uses this leased facility for warehouse and office space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU. Lease expenses were $43,180 and $102,228 for the years ended June 30, 2024 and 2023, respectively.  The Company abandoned the facility in October of 2023 and recognized a lease impairment of $289,969.

On March 15, 2023, the Company entered into a lease for approximately 20,400 square feet of warehouse and office space, located in Tampa, Florida, to be used as the Company’s distribution center.  The initial term of the lease is thirty-eight months and was not completed when the lease was signed.  The Company moved into the facility in July 2023 and started operations. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU. During the year ended June 30, 2024, the Company recognized approximately $374,500 of expense and approximately $27,800 for the year ended June 30, 2023.

On July 25, 2023, the Company entered into a lease for approximately 5,700 square feet of office space, located in Tampa, Florida, to be used as the Company’s corporate headquarters.  The initial term of the lease is sixty-one months. During the year ended June 30, 2024, the Company recognized approximately $140,658 of expense and no expense for the year ended June 30, 2023.

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC, which is owned by our CEO, Allan Marshall. The lease is for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month. The initial term of the lease is five years.  The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU.  The Company spent $611,768 in leasehold improvements to prepare the facility for product manufacturing, which will be amortized over the five year lease term.  At June 30, 2024 there was $100,004 accrued for the deposit, three months rent, and three months estimated expenses, that was paid in July 2024 and is now kept current.  Product manufacturing was at full capacity and fully moved from the Nevada facility as of August 1, 2024.  During the year ended June 30, 2024 the Company recognized approximately $79,950 of expense.

Operating leases are included in operating ROU assets, current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Balance Sheets. As of June 30, 2024, our finance leases are not material.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the consolidated balance sheet as of June 30, 2024:

2025	$1,031,714
2026	762,364
2027	504,795
2028	486,733
2029	221,715
Total undiscounted future minimum lease payments	3,007,321
Less: Imputed interest	(243,001)
2,764,320
Less: current portion	(1,031,714)
Present value of operating lease obligation	$1,732,606

The liability for the Cygnet lease is included in the undiscounted future minimum lease payments for 2025.  The Company continues to work with the lessor to resolve the disputed lease payments.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2024 are:

Weighted average remaining lease term	47 Months
Weighted average incremental borrowing rate	5.0%

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2023 are:

Weighted average remaining lease term	29 Months
Weighted average incremental borrowing rate	5.0%

For the years ended June 30, 2024 and 2023, the components of lease expense, included general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

	June 30, 2024	June 30, 2023
Finance lease expense:
Amortization of ROU assets	$669,260	$228,147
Interest expense	99,633	28,043
Operating lease cost	16,181	16,804
Short-term lease expense	670,173	772,929
Variable lease expense	169,309	29,113
Total lease cost	$1,624,556	$1,075,036

Note 9. Accrued Liabilities and Acquisition Payable

Accrued liabilities consist of the following:

	June 30, 2024	June 30, 2023
Accrued professional fees	312,500	666,495
Accrued sales tax	28,539	37,429
Accrued expenses from sale of manufacturing operations	-	1,360,000
Other accrued liabilities	395,368	375,870
	$736,407	$2,439,794

Acquisition Payable consists of the following:

	June 30, 2024	June 30, 2023
Payments related to the acquisition of Cygnet	$413,152	$152,500
	$413,152	$152,500

These payables are amounts estimated by management that are due to the sellers of the acquisition and include the original purchase price installment payments not represented with a debt, equity, or other instrument, estimates of excess or deficiencies in working capital and estimates of future earnout payments.

Note 10. Convertible Promissory Notes and Notes Payable

Convertible promissory notes and notes payable outstanding as of June 30, 2024 and 2023 are summarized below:

	Maturity	June 30,	June 30,
	Date	2024	2023
Convertible Notes:
Promissory Note, 21- month term, as amended, 18.11% interest payable with common stock and subordinate to the Convertible Notes. This note was amended as of November 15, 2023, extending the note to June 1, 2026 and adjusted the interest rate to 12%, paid in cash monthly.	June 1, 2026	$1,550,000	$2,150,000
Less current portion of notes payable		-	1,254,167
Notes payable, net of current portion		$1,550,000	$895,833

Acquisition Notes:
Convertible Notes, 36-month term notes, 0% cash interest, collateralized with all the assets of the Company	October 31, 2025	-	3,500,000
Subordinated Promissory Notes, 24-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2024	-	5,750,000
Subordinated Promissory Notes, 12-month term notes, 4% cash interest, collateralized with all the assets of the Company	October 31, 2024	-	5,750,000
Total		$-	$15,000,000

Acquisition notes payable		-	5,750,000
Discount on acquisition notes payable, current		-	(93,380)
Acquisition notes payable, current		-	5,656,620

		-	9,250,000
Discount on acquisition notes payable, long-term		-	(1,644,915)
Acquisition notes payable, net of current and discount		$-	$7,605,085

Notes payable, Cygnet subsidiary:
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2021	3,761,376	3,910,767
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,002,221	1,099,592
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	683,968	683,968
Total		$5,447,565	$5,694,327

Notes payable, Cygnet subsidiary, current		5,447,565	795,778

Notes payable, Cygnet subsidiary, net of current		$-	$4,898,549

Notes Payable on Building for sale:
Mortgage Loan, 10-year term note, 4.8% interest, collateralized by land and warehouse building	September 26, 2032	$2,634,538	$2,841,566

Note Payable:
Promissory Note, 21-month term note, 10% cash interest and subordinate to the Convertible Notes. This note was amended as of November 15, 2023, extending the note to June 1, 2026 and adjusted the interest rate to 12%, paid in cash monthly.	June 1, 2026	560,000	560,000

Notes payable, current		-	362,667
Discount on notes payable, current		-	(24,193)
Notes payable, current net of discount		$2,634,538	$338,474

Notes payable, long-term		560,000	197,333
Discount on notes payable, long-term		(2,571)	(23,521)
Notes payable, long-term, net		$557,429	$173,812

Related Notes Payable:
Marshall Loan, 2-year term note, 12% cash interest, 3.5% PIK interest and subordinate to the Convertible Notes. November of 2023 extended to June 1, 2026 and interest was adjusted to 12% cash interest, paid monthly	June 1, 2026	$500,000	$1,500,000

Discount on related party note payable, current		-	(70,644)
Notes payable, current, net of discount		$-	$1,429,356

Discount on related party note payable, long term		-	-
Notes payable, long term, net		$500,000	$-

Total convertible notes payable, acquisition notes payable, notes payable and related party note payable		$10,689,532	$25,889,239

Future payments on notes payable are as follows:

For the year ended June 30:
	Note Payable	Related Party Note Payable	Convertible Notes	Cygnet Subsidiary Notes Payable	Total
2025	$2,634,538	$-	$-	$5,447,565	$8,082,103
2026	560,000	500,000	1,550,000	-	2,610,000
	3,194,538	500,000	1,550,000	5,447,565	10,692,103
Note original discount	(2,571)	-	-	-	(2,571)
	$3,191,967	$500,000	$1,550,000	$5,447,565	$10,689,532

On April 15, 2022, the Company entered into a non-negotiable convertible promissory note in the original principal amount of $1,050,000, as adjusted, (“Cygnet Note”) which can be converted into common stock of the Company at a price of $120.00 per share and is payable in full, to the extent not previously converted, on April 15, 2023.

In June 2022, the Company entered into a securities purchase agreement with two accredited investors pursuant to which the Company could receive up to $15,000,000 during the following twelve months of the agreement. The Company received $6,678,506 for Convertible Notes in the original principal amount of $7,500,000 (the “Convertible Notes”), representing the original purchase amount, less fees, costs, and a $500,000 holdback by the investors. In addition to the Convertible Notes, the investors received Common Stock Purchase Warrants (the “Warrants”) to acquire an aggregate of 2,813 shares of common stock. The Warrants are exercisable for five years at an exercise price of $88.80 per share, provide for customary anti-dilution protection, and an investor put right to require the Company to redeem the Warrants for a total of $250,000.  There was a loss of $3,540 for the change in the derivative liability for the period ended December 31, 2022.  On October 31, 2022, the Company entered into a letter agreement with the accredited investors in which all amounts owed were paid in full, and the related convertible notes and all security interests were canceled.   Additionally, the Company terminated the related Form S-3 registration statement.

In June 2022, the Company executed a promissory note with Allan Marshall, the Company’s Chief Executive Officer, in the original principal amount of $1,500,000 (“Marshall Loan”). The promissory note has a 2-year term and bears cash interest at the rate of 8.5% per annum with an additional PIK of 3.5% per annum. The promissory note provides for monthly payments of principal, on an even line 36-month basis, plus cash interest, with a balloon payment of all outstanding principal, cash interest, and PIK interest at maturity. The Company received and deposited the principal amount on July 31, 2022.  On November 15, 2023, the Company executed an amendment to the promissory note with Mr. Marshall, providing for the payment of interest only for 18 months at an interest rate of 12% per annum and thereafter the amortization of the note over a 12 month period, starting in June of 2025. The principal currently outstanding is $500,000.  In addition to this, the Company issued Mr. Marshall a warrant to purchase up to 18,750 shares of the Company’s common stock  for five years at a per share price of $22.00.  The note has been classified as long-term in the consolidated financial statements.  $1,000,000 of the promissory note was used by the investor in the purchase of VitaMedica.

On October 19, 2022, Upexi, Inc. (the “Company”) and its indirect wholly owned subsidiary, Upexi 17129 Florida, LLC entered into a loan agreement, promissory note and related agreements with Professional Bank, a Florida state-chartered bank, providing for a mortgage on the Company’s principal office in N. Clearwater, Florida. The Company received $3,000,000 in connection with the transaction. The principal is to be repaid to Professional Bank over a term of ten years. The proceeds of the loan were utilized by the Company to pay down its loan facility with Acorn Capital, LLC in the amount of $2,780,200.  As of March 31, 2023, the Company was not in compliance with the debt service ratio.  The Company received a forbearance agreement from the bank until June 30, 2024 to return to compliance of the debt service ratio of 1.25 to 1, until that time the Company will pay an interest rate of 10% instead of the contractual terms of 4.8% and has paid the original principal and adjusted interest through this report.  The building was sold for $4,300,000 on July 8, 2024.

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $560,000.  On November 15, 2023, the Company executed an amendment to the promissory note with the investor, providing for the payment of interest only for 18 months at 12% per annum and thereafter the amortization of the note over a 12-month period, starting in June of 2025.  The principal currently outstanding is $560,000. In addition to this, the Company issued the investor a warrant to purchase up to 6,250 shares of the Company’s common stock for five years at a per share price of $22.00. The note has been classified as long-term in the consolidated financial statements.

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $2,150,000.   In November of  2023, the Company executed an amendment to the promissory note with the investor, providing for the payment of interest only for 18 months at 12% per annum and thereafter the amortization of the note over a 12-month period, starting in June of 2025. The principal currently outstanding is $2,150,000.  In addition to this, the Company issued the investor a warrant to purchase up to 25,000 shares of the Company’s common stock at a per share price of $22.00.  In addition, $100,000 of the promissory note was used by the investor in the purchase of VitaMedica.  The note has been classified as long-term in the consolidated financial statements.

Note 11. Related Party Transactions

In June 2024, Allan Marshall, the Company’s CEO advanced the Company $100,000 to enable the Company to purchase equipment needed for the new warehouse facility.  This advance was paid in July 2024.  No interest or other fees were paid related to this transaction.

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC, which is owned by our CEO, Allan Marshall.  The lease is for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month on a triple net basis.  The initial term of the lease is five years.   The Company spent $611,768 in leasehold improvements to prepare the facility for product manufacturing, which will be amortized over the five year lease term.  At June 30, 2024 there was $100,004 accrued for the deposit, 3 months’ rent, and 3 months estimated expenses, this was paid in July 2024 and is now kept current.  Product manufacturing was at full capacity and fully moved from the Nevada facility as of August 1, 2024.

On June 13, 2024, the Company entered into a Stock Purchase Agreement (“SPA”) pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity (the “Interests”) of its wholly owned subsidiary VitaMedica, Inc. to three investors (the “Buyers”). One of the minority interest buyers is Allan Marshall, the Company’s CEO.  The purchase price for the stock was Six Million Dollars ($6,000,000), subject to certain customary post-closing adjustments.  The proceeds of the transaction will be used for working capital, the reduction of debt and the reduction of other liabilities currently outstanding.

In June 2022, the Company entered into a promissory note with a member of management.  The loan was for $1,500,000 and has a two-year term with an interest rate of 8.5% per annum with an additional PIK of 3.5% per annum.   On November 15, 2023, the Company executed an amendment to the promissory note with Mr. Marshall, providing for the payment of interest only for 18 months at an interest rate of 12% per annum and thereafter, the amortization of the note over a 12-month period, starting in June of 2025.  $1,000,000 of the principal was used as part of the VitaMedica purchase price.  The principal outstanding and accrued interest at June 30, 2024 was $500,000 and $169,662, respectively.  The accrued interest was paid in July of 2024.  In addition, the Company issued Mr. Marshall a warrant to purchase up to 18,750 shares of the Company’s common stock for five years at a per share price of $22.00.  The note has been classified as long-term in the consolidated financial statements.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

Note 12. Equity Transactions

Convertible Preferred Stock

The Company has 25,000 shares of Preferred Stock issued and outstanding to Allan Marshall, CEO. The preferred stock is convertible into the Company’s common stock at a ratio of 1.8 shares of preferred stock for a single share of the Company’s common stock at the holder’s option, has preferential liquidation rights and the preferred stock shall vote together with the common stock as a single class on all matters to which shareholders of the Company are entitled to vote at the rate of ten votes per share of preferred stock.

Common Stock

During the year ended June 30, 2023:

The Company issued 62,370 shares of common stock for the acquisition of E-Core Technologies Inc., a Florida corporation, valued at $6,000,000.

The Company issued 6,700 shares of common stock for prepayment of interest on a note payable.  The shares were valued at $607,020 or $90.60 per common share and recorded as prepaid interest as the shares were issued at that time.

The Company agreed to sell 100,061 shares of common stock for a purchase price of approximately $7,000,000. After deducting the underwriter’s commissions, discounts, and offering expenses payable by the company, the Company expects to receive net proceeds of approximately $6,060,000.  In addition, the Company issued warrants to purchase approximately 8,450 shares of the Company’s common stock at a purchase price of $95.48 per common share.

In September of 2023, the Company issued 4,505 shares of common stock for the purchase of the remaining 45% of Cygnet Online, LLC.  The shares were valued at $162,727 or $36.12 per common share.  These shares were held due to a dispute with the seller.

On January 18, 2024, the Company issued 25,081 shares of common stock as repayment of $500,000 of the Company’s long-term debt. The shares were valued at $500,000 or 19.94 per common share.

On March 18, 2024, the Company issued 5,000 shares of common stock as an incentive-restricted stock grant to certain employees. The shares were valued at $85,000 or $17 per common share.

The Company effectuated a reverse stock split, at a rate of 20 to 1, effective at 12:01 am ET, October 3, 2024.  The total issued and outstanding shares of the Company’s common stock, post reverse stock split was 1,040,886.  The Depository Trust Company (“DTC”) has requested an additional 202,183 shares of the Company’s common stock to round up, pursuant to the terms of the reverse stock split, the holdings of DTC’s beneficial holders.  These shares were issued on  October 23, 2024 and on October 30, 2024 we were notified that the shares were returned to the Company’s transfer agent. Although the Company did receive the common stock back after issuance, the potential dilution remains a risk, and is the subject of a complaint filed by the Company in the United States District Court for the District of Nevada with the purpose of eliminating any said risk. The Reverse Stock Split did not modify the relative rights or preferences of the Common Stock.

Note 13. Stock Based Compensation

The Company has established a Company an incentive plan, 2019 Equity Incentive Plan (the “2019 Plan”). The plan grants incentives to select persons who can make, are making and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restructured stock. The 2019 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2019 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2019 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2019 Plan. On February 8, 2021, the Shareholders consented, and the Board of Directors approved, the amendment of the 2019 Plan to increase the maximum number of Shares that may be issued thereunder by 138,889 Shares to 277,778 Shares. On May 24, 2022, the Shareholders consented, and the Board of Directors approved the amendment of the 2019 Plan to increase the maximum number of Shares that may be issued thereunder by 222,222 Shares to 500,000 Shares.

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

The following table reflects the continuity of stock options for the years ended June 30, 2024 and 2023:

A summary of stock option activity is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2022	213,994	$61.00	7.42	$4,919,182
Granted	52,150	92.60	10	-
Forfeited	(24,180)	30.60	-	-
Outstanding at June 30, 2023	241,964	$66.20	6.23	$1,342,280
Granted	23,900	26.59	5	-
Forfeited	(65,150)	79.56	-	-
Outstanding at June 30, 2024	200,714	$57.40	5.83	$0.00
Options exercisable at June 30, 2024 (vested)	196,972	58.20	5.85	$0.00
Options exercisable at June 30, 2023(vested)	217,490	62.40	6.41	$3,131,855

The average fair value of stock options granted was estimated to be 3.40 per share for the period ended June 30, 2024, and the closing stock price on June 30, 2024, was $7.20 per common share.

The average fair value of stock options granted was estimated to be $92.60 per share for the period ended June 30, 2023, and the closing stock price on June 30, 2023, was approximately $45.00 per common share.

Stock-based compensation expense attributable to stock options was approximately $1,169,803 and $3,664,500 for the years ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was approximately $265,200 unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 2 years.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Dividend rate	-	-
Risk free interest rate	3.95%-4.53%	2.70%-4.38%
Expected term	5	6.5
Expected volatility	58%-107%	68%-117%
Grant date stock price	$0.53-1.47	$1.62 – 5.30

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended June 30, 2024 and 2023, respectively.

There were 213,214 shares available for issuance as of November 11, 2024, under the 2019 Plan as amended.

14. Income Taxes

The components of the provision for income taxes are as follows:

	2024	2023

Current tax provision	$12,700	$349,260
Deferred tax provision	(344,801)	(3,601,298)

Provision for income taxes (benefit)	$(332,101)	$(3,049,293)

The differences between income taxes calculated at the statutory US federal income tax rate and the Company’s provision for income taxes are as follows:

	2024	2023

Income tax provision at statutory federal and state tax rate	21%	21.00%
State taxes, net of federal benefit	0.27%	5.04%
Nondeductible expense	(0.05)%	(0.24)%
Tax return to provision	0.00%	(2.67)%
State tax rate change	.07%	1.81%
Other, net	5.53%	0.90%
Valuation allowance	(25.43)%	-%

Provision for income taxes	1.38%	25.83%

The net deferred income tax asset balance related to the following:

	2024	2023

Net operating losses carry forward	$4,405,547	$752,863

Right of use assets	98,987	-
Inventory write off	981,758	-
Impairment loss	3,159,477	1,015,997
Intangible assets	1,034,959	1,741,870
Stock Options	2,323,784	1,999,688
Allowance for doubtful accounts	16,797	56,112
Accrued compensation	27,540	19,323
Deferred revenue	-	18,196
Other, net	7	7
Valuation allowances	(6,100,000)	-

Deferred tax asset	$5,948,858	$5,604,056

There were approximately $44,916,500 and $21,258,000 of losses available to reduce federal taxable income in future years and can be carried forward indefinitely as of June 30, 2024 and June 30, 2023, respectively.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of June 30, 2024 and 2023, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. The Company determined that it is more likely than not that the Company will have future taxable income. The Company used $2,506,514 of the federal net operating loss carryover during the year ended June 30, 2022.  During the years ended June 30, 2024 and June 30, 2023 the federal net operating loss increased significantly and management recorded a valuation reserve of $6,100,000.

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

*During the continuing transition period, all of the inventory or working capital was not moved from the Henderson, Nevada location to the buyers location in Daytona, Florida.

At closing, the Company provided working capital, in the form of inventory, in excess of the working capital agreement and during the transition period, there are certain expenses and purchases incurred that are to be netted against funds collected on behalf of the buyer.  At June 30, 2023, there was a receivable balance from the buyer of 845,443, net of a reserve of $1,179,498.

Advance for payroll	$50,000
Operating expense	652,891
Management fees	685,600
Excess working capital	388,565
Accrued Interest	247,885
Subtotal due from Bloomios	$2,024,941
Reserve	1,179,498
Total due from Bloomios	$845,443

For several reasons, including but not limited to the non-payment per the terms of several agreements and the continuous delay in getting the business transitioned, the Company notified Bloomios of its termination of the transition agreement.  Management accrued a reserve on the receivable balance of $1,179,498 leaving a receivable balance of $845,443 on June 30, 2023.  Accrued interest and the gain from the original issue discount were reversed and the remaining balance was expensed to loss from discontinued operations during the year ended June 30, 2023.  For the year ended June 30, 2024, the Company had accrual for wind down expenses of employee compensation, travel expenses and others for the expected shutdown of the facility in Henderson, Nevada after the transition was completed to Bloomios.    The final reconciliation of all these accrued expenses resulting in and over accrual of $71,976 and was recognized as income from discontinued operations for the year ended June 30, 2024.

Summary of discontinued operations:

	Years ended June 30,
	2024		2023
Discontinued Operations
Revenue		$-	$3,042,878
Cost of sales		$-	$1,803,643
Sales, general and administrative expenses		$(71,976)	$1,300,102
Depreciation and amortization	$		$10,576
Income (loss) from discontinued operations, net of tax		$71,976	$(338,418)

The investments originally recorded at the date of the sale were fully reserved as of June 30, 2023.

Investments - Bloomios:

Senior secured convertible debenture, net of unamortized original issue discount	$5,218,209
Series D convertible preferred stock	8,500,000
Convertible Secured Subordinate Promissory Note	5,000,000
Reserve on Investments - Bloomios	(18,718,209)
Total Investments - Bloomios	$-

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

Series D convertible preferred stock

We received 85,000 shares of Series D preferred stock.  The preferred shares have a stated value per share of $100 and we are to receive dividends equal to 8.5% per year on a monthly basis, 30 days in arrears, for each month during which the Series D Preferred shares remain outstanding.  The preferred stock shall not receive the declared dividends until the senior secured debentures are all repaid in full for all investors, including the debentures held by the Company.

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

Note 17. Discontinued Operations – Sale of Interactive Offers

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

Summary of discontinued operations:

	Years ended June 30,
	2024	2023
Discontinued Operations
Revenue	$158,147	$1,442,279
Cost of sales	$11,982	$446,332
Sales, general and administrative expenses	$333,168	$2,118,480
Depreciation and amortization	$-	$607,103
Loss from discontinued operations	$(187,003)	$(1,729,636)
Accounts receivable net of allowance for doubtful accounts	$-	$67,467
Fixed assets, net of accumulated depreciation	$-	$2,835
Total assets	$-	$1,026,043
Total liabilities	$-	$-

Note 18. Discontinued Operations – Sale of VitaMedica

On June 13, 2024, the Company sold VitaMedica, Inc. to three investors and had an effective day of June 1, 2024.  One of the minority interest investors is Allan Marshall, the Company’s Chief Executive Officer. The purchase price for the stock was $6,000,000, subject to certain customary post-closing adjustments. In addition, the Buyers are obligated to pay the Company for services provided according to the Transition Services Agreement.  Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded from both continuing operations and segment results for all periods presented.  Discontinued operations of VitaMedica included in the consolidated financial statements ended June 30, 2024 are for the period from July 1, 2023 to May 31, 2024.

Summary of discontinued operations:

	Years ended June 30,
	2024	2023
Discontinued Operations
Revenue	$8,707,268		$7,610,949
Cost of sales	$2,051,854		$1,362,036
Sales, general and administrative expenses	$6,076,257		$5,891,301
Depreciation and amortization	$425,263		$527,634
Other expenses	$(59,742)		$212,427
Income (loss) from discontinued operations	$213,636		$(382,449)
Accounts receivable net of allowance for doubtful accounts	$-		$289,416
Fixed assets, net of accumulated depreciation	$-		$83,840
Total assets	$-		$4,875,757
Total liabilities	$-	$

Fair value of consideration the Company was paid:

Cash	$2,100.000
Reduction of liabilities	1,900,000
Note payable	1,000,000
Working capital payment	1,000,000
$6,000,000

Recognized amounts of identifiable assets, liabilities and intangible assets transferred:

Cash	$37,267
Accounts receivable	416,374
Inventory	1,747,150
Prepaid expenses	518,280
Fixed assets	111,305
Other assets	184,800
Liabilities	(512,926)
Total identifiable assets	2,502,250
Total goodwill and intangible assets	1,549,212
Total assets transferred	4,051,462
Purchase price	$6,000,000
Gain on sale of VitaMedica	$1,948,538

Note 19. Discontinued Operations – Sale of E-Core

E-Core, Technology Inc. and its subsidiaries

On October 21, 2022, the Company acquired E-Core Technology, Inc. (“E-Core”) d/b/a New England Technology, Inc., a Florida corporation (“New England Technology”).

The following table summarizes the consideration transferred to acquire E-Core and the amount of identified assets acquired, and liabilities assumed at the acquisition date.

Fair value of consideration transferred:

Cash	$100,000
Cash payment, 120 days	3,000,000
Note payable	5,189,718
Note payable 2	4,684,029
Convertible note payable, convertible at $4.81 per common share	2,418,860
Common stock, 1,247,402 shares valued at $4.81 per common share, the calculated closing price on October 21, 2022	6,000,000
$21,039,765

Recognized amounts of identifiable assets acquired, and liabilities assumed:

Cash	$1,014,610
Accounts receivable	6,699,945
Inventory	7,750,011
Prepaid expenses	75,721
Trade name	1,727,249
Customer relationships	5,080,305
Accrued liabilities	(192,051)
Line of credit	(7,201,079)
Total identifiable net assets	$14,635,673
Goodwill	$6,404,092

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

The three notes payable were discounted by $2,707,393.  The discount amortization for the year ended June 30, 2024 and June 30, 2023 was $1,112,676 and $969,098, respectively.

On August 1, 2024, the Company closed a sale transaction in which, effective as of June 30, 2024, it sold 100% of the outstanding stock of its wholly owned subsidiary E-Core Technology, Inc., a Florida corporation (d/b/a New England Technology, Inc.) (“E-core”), to E-Core Holdings, LLC, a Florida limited liability company (the “Buyer”) pursuant to the terms of an Agreement to Unwind Securities Purchase Agreement dated July 31, 2024 (the “Agreement”).  The principals of the Buyer are the three individuals from whom the Company acquired E-core in October 2022.  The purchase price in the transaction was $2,000,000 paid by the Buyer to the Company at closing.  In addition, in connection with the closing of the transaction (i) the Company was released as a guarantor from E-core’s commercial loan facility, and (ii) all subordinated promissory notes issued by the Company in connection with the Company’s initial acquisition of E-core were cancelled and any outstanding principal and interest thereunder was deemed paid in full.  The Agreement contains standard representations and warranties, conditions to closing, and covenants, for a transaction of this nature.

Summary of discontinued operations:

	Years ended June 30,
	2024	2023
Discontinued Operations
Revenue	$8,707,268	$36,623,864
Cost of sales	$2,051,854	$30,334,483
Sales, general and administrative expenses	$6,076,257	$4,026,910
Depreciation and amortization	$425,263	$1,144,313
Other expenses	$(59,742)	$37,824
Income from discontinued operations	$213,636	$1,080,379
Accounts receivable net of allowance for doubtful accounts	$-	$5,796,903
Fixed assets, net of accumulated depreciation	$-	$-
Total assets	$-	$22,400,484
Total liabilities	$-	$3,401,983

Fair value of consideration the Company was paid:

Acquisition payable, paid August 5, 2024	$2,000.000
Assumption of debt and accrued interest	10,636,309
$12,636,309

Recognized amounts of identifiable assets, liabilities and intangible assets transferred:

Cash	$51,976
Accounts receivable	5,301,212
Inventory	1,870,687
Prepaid expenses	56,476
Fixed assets	-
Liabilities	(3,428,549)
Total identifiable assets	3,851,802
Total goodwill and intangible assets	10,521,833
Total assets transferred	14,373,635
Purchase price	$12,636,309
Loss on sale of E-core	$1,737,326

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2024. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

(i)

We have added additional qualified personnel to address inadequate segregation of duties and are in the process of implementing modifications to our financial controls through our newly implemented ERP that will enforce these controls  systematically and enable tracking of the multiple review process; and

(ii)

We will add several workflow review processes with the new ERP and we expect to finalize these efforts by the end of the 2025 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended June 30, 2024 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. The Company has added significant qualified resources to ensure proper segregation of duties and proper review of the financial reporting policies and procedures.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Allan Marshall	Chief Executive Officer, Chairman of the Board	57	May 17, 2019

Andrew Norstrud	Chief Financial Officer, Director	51	April 1, 2020

Gene Salkind	Director	70	January 1, 2021

Thomas C. Williams	Director	64	January 1, 2021

Lawrence H Dugan	Director	57	January 1, 2021

____________

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Allan Marshall, 57, Chief Executive Officer, Director. Mr. Marshall joined the Company as CEO in May of 2019 and was previously retired prior to joining the Company working as a serial entrepreneur with a focus on development stage companies in hyper growth industries, with the past several years focusing on the technology and cannabis industries. Mr. Marshall is often the driving force behind the organization for its initial growth and funding strategies. Mr. Marshall began his career in the transportation and logistics industry. Mr. Marshall founded Segmentz, Inc. in November of 2000 and served as the Chief Executive Officer, successfully acquiring five distinct logistic companies, raised more than $25,000,000 of capital, creating the infrastructure and business foundation that is now XPO Logistics, Inc. (NYSE: XPO) with revenues in excess of $17 billion. Prior to Segmentz, Mr. Marshall founded U.S. Transportation Services, Inc. (“UST”) in 1995, whose main focus was third party logistics. UST was sold to Professional Transportation Group, Inc. in January 2000 and Professional Transportation Group ceased business in November 2000. Prior to 1995, Mr. Marshall served as Vice President of U.S. Traffic Ltd, a Canadian company, where he founded their United States logistics division and had previously founded a successful driver leasing company in Toronto, Ontario, Canada.

Andrew J. Norstrud, 51, Chief Financial Officer, Director. Mr. Norstrud joined Upexi, Inc. in July of 2019 as a consultant and became the Chief Financial Officer in April of 2020 and a Director as of January 2020. Prior to joining Upexi, Inc., Mr. Norstrud worked as a consultant through his own consulting firm.  Mr. Norstrud served as the Chief Financial Officer for Gee Group Inc. from March 2013 until June 2018. Mr. Norstrud also served Gee Group as CEO from March 7, 2014 until April 1, 2015. Mr. Norstrud served as a director of GEE Group Inc. from March 7, 2014 until August 16, 2017. Prior to GEE Group Inc., Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013. From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak. Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc. (XPO Logistics), and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building a financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida. Mr. Norstrud is a Florida licensed Certified Public Accountant.

Gene Salkind, 70, Director. Gene Salkind, M.D. has been a practicing neurosurgeon for more than 35 years outside of Philadelphia, PA. He graduated from the University of Pennsylvania in 1974 with a B.A., Cum Laude, and received his medical degree from the Lewis Katz School of Medicine in 1979. He returned to the University of Pennsylvania for his neurosurgical residency and in 1985 was selected as the Chief Resident in Neurosurgery at the Hospital of the University of Pennsylvania. Since that time, he has been in a university affiliated practice of general neurological surgery. He has served as the Chief of Neurosurgery at Holy Redeemer Hospital, Albert Einstein Medical Center, and Jeanes Hospital in Philadelphia. He has authored numerous peer reviewed journal articles and has given lectures throughout the country on various neurosurgical topics. He has held professorships at the University of Pennsylvania, the Allegheny Health Education and Research Foundation, and currently at the Lewis Katz School of Medicine.

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

Thomas Williams, 64, has over 40 years of experience in the insurance industry. He has served in multiple roles in both originations and the administration side of operations. Mr. Williams has a specialization in providing securitization mechanisms of illiquid insurance assets. Thomas was with Smith Barney for his training in the capital markets and insurance industries.

Mr. Williams is currently an officer and director in several Ireland based holding companies with a focus in the insurance industry. He is an active member of the Risk Committee of Wyndham, a large Bermuda based captive.  He has extensive experience in the Offshore and European Union insurance markets in both developing the structures and implementing corporate governance. His current role includes providing risk management services to a Section 110 Investment platform in both Luxembourg and Ireland for CSM Securities.  Mr. Williams was the intermediary in the sale of Associate Industries of Florida, one of the largest insurance companies in workers’ compensation. He facilitated the sale to Am Trust, a New York publicly traded company in 2009.

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

Mr. Williams completed a training program at Northwestern’s Kellogg Business School for Corporate Governance in Public Companies in 2013.

Lawrence H Dugan, 57, Director. Mr. Dugan is a partner with the accounting firm Dorra & Dugan and has been since 1996. Mr. Dugan graduated from the University of Central Florida in 1989. Mr. Dugan is a Florida licensed Certified Public Accountant.

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

Our audit committee is responsible for: (1) the integrity of the Company’s consolidated financial statements, (2) the effectiveness of the Company’s internal control over financial reporting, (3) the Company’s compliance with legal and regulatory requirements, (4) the independent registered public accounting firm’s qualifications and independence, (5) and the performance of the Company’s independent registered public accountants and (6) preparation of the audit committee report as required to be included in the Company’s annual proxy statement. The Audit Committee Charter is filed as Exhibit 10.8 to this form 10K.

The audit committee met five times during the years ended June 30, 2024 and 2023.

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

The compensation committee met twice during the year ended June 30, 2024 and three times during the year ended June 30, 2023.

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

The nomination committee met twice during the years ended June 30, 2024 and 2023.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers;

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allan Marshall, CEO, and Director (2)	2024	840,000	250,769	-	-	-	-	-	1,090,769
	2023	840,000	341,068					90,000	1,271,068

Andrew Norstrud, Chief Financial Officer (3)	2024	250,000	-	-	-	-	-	-	250,000
	2023	250,000	150,000					30,000	430,000

Anthony Bazan, COO (1)	2023	294,800							294,800

_____________

(1)	Anthony Bazan resigned all positions with the Company on June 15, 2023.
(2)	At June 30, 2024, Allan Marshall had an accrued and unpaid bonus of $399,231 not included in this compensation table.
(3)	At June 30, 2024, Andrew Norstrud had an accrued and unpaid bonus of $375,000 not included in this compensation table.

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

On February 1, 2021, the Company entered an employment agreement with Andrew Norstrud, Chief Financial Officer (the “Norstrud Employment Agreement”). The Norstrud Employment Agreement provides for a three-year term ending on February 1, 2024, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard 1-year automatic extension clause if there is no notice by the Company of termination. Mr. Norstrud received a starting base salary at the rate of $250,000 per year which can be adjusted by the Compensation Committee. Mr. Norstrud was granted an option to purchase 388,889 shares of Common Stock at a price of $1.53 per share vesting ratably over a two-year period. The options are exercisable for 10 years and provide for cashless exercise. Mr. Norstrud is entitled to receive an annual bonus based on criteria to be agreed to by Mr. Norstrud and the Chief Executive Officer and the Compensation Committee. The Norstrud Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions.

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of June 30, 2024:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Allan Marshall, CEO, and Director	62,500	-	-	$83.60	7/21/2031	-	-	-	-
	41,667	-	-	$30.60	6/1/2029	-	-	-	-

Andrew Norstrud,	10,000	-	-	$83.60	7/21/2031	-	-	-	-
Chief Financial Officer and Director	8.334	-	-	$30.60	2/1/2031	-	-	-	-
	19,445	-	-	$30.60	6/1/2029	-	-	-	-

Gene Salkind, Director	2,500	-	-	$77.40	9/30/2027	-	-	-	-
	2,500	-	-	$83.60	7/21/2031	-	-	-	-
	1,389	-	-	$30.60	2/1/2031	-	-	-	-

Tomas C. Williams, Director	2,500	-	-	$77.40	9/30/2027	-	-	-	-
	2,500	-	-	$83.60	7/21/2031	-	-	-	-
	1,389	-	-	$30.60	2/1/2031	-	-	-	-

Lawrence H Dugan, Director	2,500	-	-	$77.40	9/30/2027	-	-	-	-
	2,500	-	-	$83.60	7/21/2031	-	-	-	-
	1,389	-	-	$30.60	2/1/2031	-	-	-	-

Directors Compensation

Our directors also receive cash compensation of $5,000 per quarterly board meeting and receive $5,000 up to $7,000 per year for being committee chair.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the ownership, as of December 16, of our Common Stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of December 16, there were 1,040,924 shares of our Common Stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of the prospectus. Unless otherwise indicated, the address for each beneficial owner is c/o Upexi, Inc., 3030 North Rocky Point Drive Suite 420, Tampa, Florida 33607.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Allan Marshall	288,229	(2)	22.57%
Gene Salkind	130,287	(3)	12.51%
Andrew Norstrud	53,057	(4)	5.04%
Lawrence Dugan	7,778	(5)	0.74%*
Thomas Williams	6,389	(6)	0.61%*
Directors and Executive Officers as a Group	291,988		40.26%

 __________

*	Represents less than 1% of the number of shares of our Common Stock outstanding

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on November 8, 2024. As of November 8, 2024, there were 1,045,429 shares of our company’s Common Stock issued and outstanding.

(2)

Represents (i) 151,423 shares of Common Stock, (ii) 104,167 shares issuable upon the exercise of stock options that are exercisable within 60 days, (iii) 13,889 shares issuable upon the conversion of preferred stock and (iv) 18,750 shares issuable upon the exercise of warrant.

(3)	Represents (i) 123,898 shares of Common Stock and (ii) 6,389 shares issuable upon the exercise of stock option that are exercisable within 60 days.

(4)	Represents (i) 15,278 shares of Common Stock and (ii) 37,779 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(5)	Represents (i) 1,389 shares of Common Stock and (ii) 6,389 shares issuable upon the exercise of stock option that are exercisable within 60 days.

(6)	Represents 6,389 shares issuable upon the exercise of stock option that are exercisable within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has established a Company an incentive plan, 2019 Equity Incentive Plan as amended (the “2019 Plan”). The plan grants incentives to select persons who can make, are making and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restructured stock. The 2019 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2019 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2019 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2019 Plan. On May 24, 2022, the Shareholders consented, and the Board of Directors approved the amendment of the 2019 Plan to increase the maximum number of Shares that may be issued thereunder by 222,223 Shares to 500,000 Shares.

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	200,714	$57.47	213,214

Total	200,714	$57.47	213,214

Item 13. Certain Relationships and Related Transactions, and Director Independence

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC, which is owned by our CEO, Allan Marshall.  The lease is for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month on a triple net basis.  The initial term of the lease is five years.   The Company spent $611,768 in leasehold improvements to prepare the facility for product manufacturing, which will be amortized over the five year lease term.  At June 30, 2024 there was $100,004 accrued for the deposit and 2 months’ rent, this was paid in June 2024 and is now kept current.  Product manufacturing was at full capacity and fully moved from the Nevada facility as of August 1, 2024.

On June 13, 2024, (the Company entered into a Stock Purchase Agreement (“SPA”) pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity (the “Interests”) of its wholly owned subsidiary VitaMedica, Inc. to three investors (the “Buyers”). One of the minority Interest Buyers is Allan Marshall, the Company’s Chief Executive Officers.  The purchase price for the stock was Six Million Dollars ($6,000,000), subject to certain customary post-closing adjustments.  The proceeds of the transaction will be used for working capital, the reduction of debt and the reduction of other liabilities currently outstanding.

Except as disclosed above, no director, executive officer, shareholder holding at least 5% of shares of our Common Stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended June 30, 2024 and June 30, 2023, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

The Board of Directors has determined that Gene Salkind, Lawrence Dugan and Thomas Williams are independent directors under the listing standards. Gene Salkind owns greater than ten percent (10%) of the voting securities of the Company.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2024, and 2023 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2024	June 30, 2023
Audit Fees	$402,000	$188,000
Audit Related Fees and Acquisition Audit Fees	-	189,420
Tax Fees	203,550	136,600
All Other Fees
Total	$605,550	$514,020

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Consolidated financial statements

(1)	Consolidated financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit Index
						Filed or
		Incorporation by Reference				Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1(a)	Amended and Restated Articles of Incorporation	S-1	333-255266	3.1	4/15/21
3.1(b)	Certificate of Amendment to Articles of Incorporation	8-K	001-40535	3.1	8/17/22
3.1(c)	Certificate of Change, dated September 11, 2024	8-K	001-30535	3.1	9/27/24
3.1(d)	Certificate of Correction, dated September 18, 2024	8-K	001-30535	3.2	9/27/24
3.2	Amended Bylaws	S-1	333-255266	3.2	4/15/21
4.1	Specimen of Stock Certificate	S-1	333-255266	4.6	4/15/21
10.1	Upexi, Inc. 2019 Incentive Stock Plan (Amended and Restated as of February 8, 2021)	S-1	333-255266	10.1	4/15/21
10.2	Form of Nonqualified Stock Option Agreement	S-1	333-255266	10.2	4/15/21
10.3	Stock Purchase Agreement, dated June 1, 2024	8-K	001-40535	10.1	6/17/24
10.4	Agreement to Unwind Securities Purchase Agreement, dated July 31, 2024	8-K	001-40535	10.1	8/5/24
10.5+	Employment Agreement, dated February 1, 2021, between Registrant and Andrew J. Norstrud	S-1	333-255266	10.5	4/15/21
10.6+	Employment Agreement, dated March 15, 2021, between Registrant and Allan Marshall	S-1	333-255266	10.6	4/15/21
10.7+	Executive Employment Agreement dated May 3, 2021 between the Company and Robert Hackett	S-1	333-255266	10.7	4/15/21
10.8	Equity Interest Purchase Agreement, dated August 31, 2023, between Registrant and Amplifyir Inc.	8-K	001-40535	2	9/6/23

10.9	Exercise of Option to Acquire Cygnet Online, LLC, dated September 1, 2023, between Registrant and Eric Hanig	10-K	001-40535	10.23	10/3/23
10.10	Grove Inc. 2019 Amended and Restated Stock Incentive Plan, effective May 24, 2022	S-8	333-273859	4.7	8/9/23
10.11	Audit Committee Charter	10-K	001-40535	10.25	10/3/23
10.12	Compensation Committee Charter	10-K	001-40535	10.26	10/3/23
10.13	Nominating Committee Charter	10-K	001-40535	10.27	10/3/23
14.1	Code of Business Conduct and Ethics	10-K	001-40535	14.1	10/3/23
14.2	Whistleblower Policy	10-K	001-40535	14.2	10/3/23
21.1	List of Subsidiaries of Registrant	10-K	001-40535	21.1	10/3/23
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					x
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					x

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

UPEXI INC.
(Registrant)

Dated: December 16, 2024	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 16, 2024	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 16, 2024	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 16, 2024	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: December 16, 2024	/s/ Gene Salkind
Gene Salkind
Director

Dated: December 16, 2024	/s/ Thomas C. Williams
Thomas C. Williams
Director

Dated: December 16, 2024	/s/ Laurence H. Dugan
Laurence H. Dugan
Director

