Form 10-Q
period 2024-09-30
UPEXI, INC.
filed 2024-12-19
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of December 19, 2024 the registrant had 1,040,924 shares of common stock, par value $0.001 per share, outstanding.

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission (“SEC”) on December 16, 2024 (the “Form 10-K”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPEXI, INC.

Interim Unaudited Condensed Consolidated Financial Statements

For the Three Month Periods Ended September 30, 2024 and 2023

UPEXI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2024	2024
	(unaudited)
ASSETS
Current assets
Cash	$1,790,391	$661,415
Accounts receivable, net	801,442	606,885
Inventory, net	1,636,419	1,431,556
Due from VitaMedica transition	171,218	212,358
Prepaid expenses and other receivables	390,810	502,188
Assets available for sale - Building	-	4,005,516
Purchase price receivable - VitaMedica	2,000,000	2,000,000
Purchase price receivable - E-core	-	2,000,000
Total current assets	6,790,280	11,419,918

Property and equipment, net	2,338,199	2,356,556
Intangible assets, net	220,681	239,871
Goodwill	848,854	848,854
Deferred tax asset	5,948,858	5,948,858
Other assets	206,360	278,435
Right-of-use asset, net	2,249,796	2,418,596
Total other assets	11,812,748	12,091,170

Total assets	$18,603,028	$23,511,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$575,238	$481,647
Accrued compensation	952,601	1,098,856
Deferred revenue	178,016	235,255
Accrued liabilities	317,239	736,407
Accrued interest	453,280	476,018
Acquisition payable	413,152	413,152
Related party advances, net	-	100,000
Current portion of note payable	140,000	-
Current portion of convertible notes payable	387,500	-
Current portion of related party note payable	125,000	-
Current portion of Cygnet subsidiary notes payable	5,447,565	5,447,565
Note payable on building for sale	-	2,634,538
Current portion of operating lease payable	781,810	1,031,714

Total current liabilities	9,771,401	12,655,152

Operating lease payable, net of current portion	1,842,505	1,732,606
Related party note payable	375,000	500,000
Note payable	420,000	557,429
Convertible notes payable	1,162,500	1,550,000

Total long-term liabilities	3,800,005	4,340,035

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, and 25,000 and 25,000 shares issued and outstanding, respectively	25	25
Common stock, $0.001 par value, 100,000,000 shares authorized, and 1,045,429 and 1,045,429 shares issued and outstanding, respectively	1,045	1,045
Additional paid in capital	53,515,742	53,374,444
Accumulated deficit	(48,485,190)	(46,859,613)
Total stockholders' equity	5,031,622	6,515,901

Total liabilities and stockholders' equity	$18,603,028	$23,511,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended September 30,
	2024	2023

Revenue
Revenue	$4,356,515	$8,274,690

Cost of Revenue	1,426,447	2,845,201

Gross profit	2,930,068	5,429,489

Operating expenses
Sales and marketing	1,041,425	1,816,702
Distribution costs	1,455,725	2,131,892
General and administrative expenses	1,367,690	1,578,350
Share-based compensation	141,298	421,887
Amortization of acquired intangible assets	19,190	658,858
Depreciation	239,905	277,613
	4,265,233	6,885,302

Loss from operations	(1,335,165)	(1,455,813)

Other expense, net
Other	-	(9,808)
Interest expense, net	(290,412)	(843,475)

Other expense, net	(290,412)	(853,283)

Loss on operations before income tax	(1,625,577)	(2,309,096)

Income tax benefit	-	472,367
	-	472,367

Net loss from continuing operations	(1,625,577)	(1,836,729)

Gain from the sale of:
Interactive Offers	-	380,624
	-	380,624

Income (loss) on discontinued operations
Interactive offers	-	(193,040)
VitaMedica	-	69,406
E-core	-	224,351
Income discontinued operations	-	100,717

Net loss attributable to Upexi, Inc.	$(1,625,577)	$(1,355,388)

Basic income (loss) per share:
Loss per share from continuing operations	$(1.55)	$(1.81)
Income per share from discontinued operations	$-	$0.10
Total income (loss) per share attributable to Upexi shareholders	$(1.55)	$(1.34)

Diluted income (loss) per share:
Loss per share from continuing operations	$(1.55)	$(1.81)
Income per share from discontinued operations	$-	$0.10
Total loss per share attributable to Upexi shareholders	$(1.55)	$(1.34)

Basic weighted average shares outstanding	1,045,429	1,012,231
Fully diluted weighted average shares outstanding	1,045,429	1,012,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Non-controlling	Total Shareholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Interest	Equity

2023

Balance, June 30, 2023	25,000	$25	1,010,843	$1,011	$51,541,909	$(23,201,175)	$(505,147)	$27,836,623

Issuance of stock and equity for purchase of Cygnet			4,505	5	162,722		505,147	667,874

Stock based compensation	-	-	-	-	421,887	-	-	421,887

Net loss for the three months ended September 30, 2023	-	-	-	-	-	(1,355,388)	-	(1,355,388)

Balance, September 30, 2023	25,000	$25	1,015,348	$1,016	$52,126,518	$(24,556,563)	$-	$27,570,996

2024

Balance, June 30, 2024	25,000	$25	1,045,429	$1,045	$53,374,444	$(46,859,613)	$-	$6,515,901

Stock based compensation	-	-	-	-	141,298	-	-	141,298

Net loss for the three months ended September 30, 2024	-	-	-	-	-	(1,625,577)	-	(1,625,577)

Balance, September 30, 2024	25,000	$25	1,045,429	$1,045	$53,515,742	$(48,485,190)	$-	$5,031,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Month's Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss from operations	$(1,625,577)	$(1,355,388)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	259,095	936,471
Amortization of loan costs	2,571	23,708
Amortization of consideration discount	-	363,412
Change in deferred tax asset	-	(472,367)
Stock based compensation	141,298	421,887
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(194,557)	(1,323,364)
Inventory	(204,863)	(1,856,684)
Prepaid expenses and other assets	170,455	306,369
Operating lease assets and liabilities, net	28,795	(63,022)
Accounts payable and accrued liabilities	(494,570)	925,927
Deferred revenue	(57,239)	19,819
Net cash used in operating activities - Continuing Operations	(1,974,592)	(2,073,232)
Net cash used in operating activities - Discontinued Operations	-	(1,718,972)
Net cash used in operating activities	(1,974,592)	(3,792,204)

Cash flows from investing activities
Proceeds from the sale of the building, net	4,005,516	-
Proceeds from the sale of E-core	2,000,000	-
Proceeds from the sale of Interactive Offers, net of liabilities paid	-	940,000
Acquisition of Cygnet Online LLC, net	-	(500,000)
Acquisition of property and equipment	(167,410)	(294,676)
Net cash provided by investing activities - Continuing Operations	5,838,106	145,324
Net cash provided by investing activities	5,838,106	145,324

Cash flows from financing activities
Payment on acquisition notes payable	-	(265,569)
Proceeds from related party advance	(100,000)	-
Proceeds on note payable on building	(2,634,538)	(60,373)
Net cash used in financing activities - Continuing Operations	(2,734,538)	(325,942)

Net cash used in financing activities	(2,734,538)	(325,942)

Net increase (decrease) in cash - Continuing Operations	1,128,976	(2,253,850)
Net decrease in cash - Discontinued Operations	-	(1,718,972)

Cash, beginning of period	661,415	4,492,291
Cash, end of period	$1,790,391	$519,469

Supplemental Cash Flow Disclosures
Interest paid	$84,362	$94,860
Income tax paid	$-	$-
Non-cash Investing and Financing Activities
Issuance of common stock for acquisition of Cygnet	$-	$162,727
Issuance of debt for acquisition of Cygnet	$-	$300,000
Bloomios non-cash payment of receivables, net	$-	$845,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Background Information

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “Upexi”, and the “Company” mean Upexi, Inc., a Nevada corporation formed in 2018. The Company has eleven active subsidiaries, which include:

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

The following subsidiaries had no activity during the three months ended September 30, 2024 and 2023:

☐	Upexi CP, LLC, a Delaware limited liability company
☐	Upexi CP / Canada Inc., a Canadian corporation
☐	Prax Products, LLC, a Florida limited liability company
☐	Upexi Development and Marketing, LLC., a Delaware limited liability company
☐	Trunano Labs, Inc., a Nevada corporation

The following subsidiaries were divested during the year ended June 30, 2024 and all activity for the three months ended September 30, 2023 was classified as discontinued operations:

☐	VitaMedica, Inc. a Nevada corporation
☐	E-Core Technology, Inc. a Florida corporation
☐	Interactive Offers, LLC, a Delaware limited liability company

In addition, the Company has six wholly owned subsidiaries that had no activity during the three months ended September 30, 2023. All of the entities were dissolved or cancelled as of June 30, 2024.

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

MW Products operates from our corporate headquarters and our Tampa, Florida warehouse, managing direct to consumer, wholesale and Amazon sales for multiple brands and developing new products through our research and development team in Henderson, Nevada and Odessa, Florida.

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

Cash- The Company considers all highly liquid investment instruments with a maturity of three months or less to be cash equivalents. Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

Accounts Receivable - Amounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within a specified time from the invoice date. The trade terms vary based on the customer and typically range from prepaid to 45 days from the invoice date. Interest is not charged by the Company on past due accounts. The carrying amount of receivables is reduced by a valuation allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The net accounts receivable balances at September 30, 2024 June 30, 2024, September 30, 2023, and June 30, 2023 were $801,452, $606,885, $2,605,958 and $1,125,394, respectively. Based on management’s review of accounts receivable, the valuation allowance was approximately $61,750 at September 30, 2024 and June 30, 2024. The Company had no bad debt expenses for the three months ended September 30, 2024 or the three months ended September 30, 2023.

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

Inventory consists of raw materials and finished goods and is stated at the lower of cost or net realizable value, cost is determined by the weighted average moving cost inventory method. Net realizable value is determined, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors.  On September 30, 2024, the Company had $497,160 of raw materials and $1,139,259 of finished goods inventory.  On June 30, 2024, the Company had $465,535 of raw material and $966,021 of finished goods inventory.  The Company had an inventory reserve at June 30, 2024 of $605,994 and as of September 30, 2024, and 2023 and inventory reserve of $605,470 and $65,994 respectively.

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

The following table discloses disaggregated revenue:

	September 30, 2024	September 30, 2023
Primary geographical markets

United States of America	$4,280,593	$8,162,728
Other	75,922	111,962
	$4,356,515	$8,274,690
Total

Product source

Internally manufactured	$2,166,341	$3,076,342
Contract manufactured	578,316	802,503
Purchased as finished good	1,611,858	4,395,845

Total	$4,356,515	$8,274,690

The following table discloses the deferred revenue:

	September 30, 2024	June 30, 2024
Deferred revenue	$178,016	$235,255

The deferred revenue or also referred to as funded backlog was $178,016 and $235,255, at September 30,2024 and June 30, 2024, respectively.  We recognized approximately $210,000 during the three months ended September 30, 2024 and expect to recognize approximately 100% of the deferred revenue as revenue in the year ended June 30, 2025.  There was no opening liability balance on June 30, 2023 to be recognized in the three months ended September 30, 2023.

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

Advertising - The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes continual investment in advertising is critical to the development and sale of its branded products. Advertising costs of $194,774 and $287,146 were expensed as incurred during the three months ended September 30, 2024, and 2023, respectively.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.   A $6,535,000 and a $6,100,000 valuation allowance was recorded at September 30, 2024 and June 30, 2024, respectively.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at September 30, 2024 or June 30, 2024.

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

Reclassifications - Certain reclassifications have been made to the consolidated financial statements as of and for the three months ended September 30, 2023 to conform to the presentation as of and for the three months  ended September 30, 2024.

Basis of Presentation and Principles of Consolidation - The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of September 30, 2024 and June 30, 2024.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025.  Certain notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended June 30, 2024 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 16, 2024.

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

Note 3. Inventory

Inventory consisted of the following:

	September 30, 2024	June 30, 2024
Raw materials	$497,160	$465,535
Finished goods	1,139,259	966,021
	$1,636,419	$1,431,556

The Company writes off the value of inventory deemed excessive or obsolete. During the three months ended September 30, 2024 and September 30, 2023, the Company wrote off inventory valued at $42,370 and $46,050, respectively.  The Company had inventory reserves at September 30, 2024 and June 30, 2024 of $605,470 and $605,470, respectively.

Note 4. Property and Equipment

Property and equipment consist of the following:

	September 30, 2024	June 30, 2024
Furniture and fixtures	$127,029	$127,050
Computer equipment	98,735	112,397
Internal use software	570,645	570,645
Manufacturing equipment	2,054,928	1,927,974
Leasehold improvements	814,157	767,418
Vehicles	89,359	89,359
Property and equipment, gross	3,754,853	7,600,360
Less accumulated depreciation	(1,416,654)	(1,268,288)
	$2,338,199	$2,356,556

Depreciation expense for the three months ended September 30, 2024, and 2023 was $239,905 and $194,497, respectively.

Note 5. Intangible Assets

Intangible assets as of September 30, 2024:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	163,111	220,681

Online sales channels	2 years	1,800,000	1,800,000	-
Vender relationships	5 years	6,000,000	6,000,000	-

		$10,018,484	$9,797,803	$220,681

For the three months ended September 30, 2024 and 2023, the Company amortized approximately $19,190 and $1,186,800.

Intangible assets as of June 30, 2024:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	143,921	239,871
Online sales channels	2 years	1,800,000	1,800,000	-
Vender relationships	5 years	6,000,000	6,000,000	-

		$10,018,484	$9,778,613	$239,871

Future amortization of intangible assets at September 30, 2024 are as follows:

June 30, 2025	$57,568
June 30, 2026	76,758
June 30, 2027	76,758
June 30, 2028	9,597
$220,681

Note 6. Prepaid Expense and Other Current Assets

Prepaid and other receivables consist of the following:

	September 30, 2024	June 30, 2024
Insurance	$98,764	$116,074
Prepayment to vendors	208,869	203,556
Deposits on services	21,512	25,550
Prepaid monthly rent	38,452	60,041
Subscriptions and services being amortized over the service period	16,000	32,500

Stock issued for prepaid interest on convertible note payable	7,213	64,320

Other receivables	-	147

Total	$390,810	$502,188

All prepaid expenses will be expensed during the following 12 months.

Note 7. Operating Leases

We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, and equipment. We determine if an arrangement is a lease, or contains a lease, at inception, and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of September 30, 2024, no option to extend the lease was recognized as right-of-use (“ROU”) assets and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our ROU assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception.

During November 2019, the Company entered into a lease for a Nevada facility that commenced on November 13, 2019, and recorded a right of use asset and corresponding lease liability. The Company uses this leased facility for office, manufacturing, and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. During the year ended June 30, 2024 the Company used the facility for ongoing operations and recognized approximately $195,000 of expense during the three months ended September 30, 2023.  The Company moved out of the facility in July 2024.

During May 2021, the Company entered into a lease for an additional Nevada facility that commenced on May 1, 2021, and recorded a right of use asset and corresponding lease liability. The Company uses this leased facility for additional warehouse space. The minimum lease payments were $0 and $32,850 for the three months ended September 30, 2024 and 2023, respectively. The Company moved out of the facility in April of 2024 when the lease term ended.

During November 2018, the Company entered into a lease for equipment that commenced on November 1, 2018, and recorded a right of use asset and corresponding lease liability. Lease expenses were $1,910 and $1,910 for the three months ended September 30, 2024 and 2023, respectively.

On April 1, 2022, the Company acquired Cygnet which had entered into a lease for a Florida facility that commenced on October 8, 2021, and Cygnet had recorded a right of use asset and corresponding lease liability. The lease expires on October 8, 2026. The Company uses this leased facility for warehouse and office space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU. Lease expenses were $0 and $27,158 for the three months  ended September 30, 2024 and 2023, respectively.  The Company abandoned the facility in October of 2023 and recognized a lease impairment of $289,969.

On March 15, 2023, the Company entered into a lease for approximately 20,400 square feet of warehouse and office space, located in Tampa, Florida, to be used as the Company’s distribution center.  The initial term of the lease is thirty-eight months and was not completed when the lease was signed.  The Company moved into the facility in July 2023 and started operations. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU. During the three months ended September 30, 2024, the Company recognized approximately $100,756 of expense and approximately $83,439 for the three months ended September 30, 2023.

On July 25, 2023, the Company entered into a lease for approximately 5,700 square feet of office space, located in Tampa, Florida, to be used as the Company’s corporate headquarters.  The initial term of the lease is sixty-one months. During the three months ended September 30, 2024, the Company recognized approximately $49,244 of expense and no expense for the year ended September 30, 2023.

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC, which is owned by our CEO, Allan Marshall. The lease is for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month. The initial term of the lease is five years.  The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU.  The Company spent $611,768 in leasehold improvements to prepare the facility for product manufacturing, which will be amortized over the five year lease term. Product manufacturing was at full capacity and fully moved from the Nevada facility as of August 1, 2024.  During the three months ended September 30, 2024, the Company recognized approximately $79,944 of expense.

Operating leases are included in operating ROU assets, current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Balance Sheets.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the consolidated balance sheet as of September 30, 2024:

2025	$853,420
2026	770,004
2027	507,343
2028	486,733
2029	221,715
Total undiscounted future minimum lease payments	2,839,215
Less: Imputed interest	(214,900)
2,624,315
Less: current portion	(781,810)
Present value of operating lease obligation	$1,842,505

The liability for the Cygnet lease is included in the undiscounted future minimum lease payments for 2025.  The Company continues to work with the lessor to resolve the disputed lease payments.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2024 are:

Weighted average remaining lease term	45 Months
Weighted average incremental borrowing rate	5.0%

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2023 are:

Weighted average remaining lease term	44 Months
Weighted average incremental borrowing rate	5.0%

For the three months ended September 30, 2024 and 2023, the components of lease expense, included general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

	September 30, 2024	September 30, 2023
Finance lease expense:
Amortization of ROU assets	$185,148	$170,970
Interest expense	28,853	26,347
Operating lease cost	3,784	4,803
Short-term lease expense	-	174,212
Variable lease expense	51,835	29,084
Total lease cost	$269,621	$405,416

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2024	June 30, 2024
Accrued professional fees	169,222	312,500
Accrued sales tax	25,394	28,539
Other accrued liabilities	111,483	395,368
	$306,099	$736,407

Acquisition Payable consists of the following:

	September 30, 2024	June 30, 2024
Payments related to the acquisition of Cygnet	$-	$413,152
	$-	$413,152

Note 9. Convertible Promissory Notes and Notes Payable

Convertible promissory notes and notes payable outstanding as of September 30, 2024 and June 30, 2024 are summarized below:

	Maturity	September 30,	June 30,
	Date	2024	2024
Convertible Notes:
Promissory Note, 21- month term, as amended, 18.11% interest payable with common stock and subordinate to the Convertible Notes. This note was amended as of November 15, 2023, extending the note to June 1, 2026 and adjusted the interest rate to 12%, paid in cash monthly.	June 1, 2026	$1,550,000	$1,550,000
Less current portion of notes payable		387,500	-
Notes payable, net of current portion		$1,162,500	$1,550,000

Notes payable, Cygnet subsidiary:
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2021	3,761,376	3,761,376
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,000,290	1,002,221
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	685,899	683,968
Total		$5,447,565	$5,447,565

Notes payable, Cygnet subsidiary, current		5,447,565	5,447,565

Notes payable, Cygnet subsidiary, net of current		$-	$-

Notes Payable on Building for sale:
Mortgage Loan, 10-year term note, 4.8% interest, collateralized by land and warehouse building	September 26, 2032	$-	$2,634,538

Note Payable:
Promissory Note, 21-month term note, 10% cash interest and subordinate to the Convertible Notes. This note was amended as of November 15, 2023, extending the note to June 1, 2026 and adjusted the interest rate to 12%, paid in cash monthly.	June 1, 2026	560,000	560,000

Notes payable, current		140,000	-
Discount on notes payable, current		-	-
Notes payable, current net of discount		$140,000	$-

Notes payable, long-term		420,000	560,000
Discount on notes payable, long-term		-	(2,571)
Notes payable, long-term, net		$420,000	$557,429

Related Notes Payable:
Marshall Loan, 2-year term note, 12% cash interest, 3.5% PIK interest and subordinate to the Convertible Notes. November of 2023 extended to June 1, 2026 and interest was adjusted to 12% cash interest, paid monthly	June 1, 2026	$500,000	$500,000

Discount on related party note payable, current		125,000	-
Notes payable, current, net of discount		$-	$-

Discount on related party note payable, long term		-	-
Notes payable, long term, net		$375,000	$500,000

Total convertible notes payable, acquisition notes payable, notes payable and related party note payable		$8,057,565	$10,689,532

Future payments on notes payable are as follows:

For the three months ended September 30:
	Note Payable	Related Party Note Payable	Convertible Notes	Cygnet Subsidiary Notes Payable	Total
12-months	$140,000	$125,000	$387,500	$5,447,565	$6,100,065
1-year	420,000	375,000	1,162,500	-	1,957,000
	560,000	500,000	1,550,000	5,447,565	8,057,565
Note original discount	-	-	-	-	-
	$560,000	$500,000	$1,550,000	$5,447,565	$8,057,565

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

Note 10. Related Party Transactions

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

The following table reflects the continuity of stock options for the three months ended September 30, 2024 and 2023:

A summary of stock option activity for the three months ended September 30, 2024 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2024	217,490	$57.40	5.83	$0.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Granted	-	-	-	-
Options outstanding at September 30, 2024	217,490	$57.40	5.57	0.00
Options exercisable at September 30, 2024 (vested)	197,610	$58.10	5.59	$0.00

A summary of stock option activity for the three months ended September 30, 2023 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2023	241,964	$66.20	6.23	$1,342,280
Exercised	-	-	-	-
Forfeited	(18,900)	$86.80	3.78	-
Granted	-	-	-	-
Options outstanding at September 30, 2023	223,064	$63.40	6.30	372,856
Options exercisable at September 30, 2023 (vested)	204,989	$60.60	6.49	$372,856

Stock-based compensation expense attributable to stock options was $141,298 and $421,887 for the three months ended September 30, 2024, and 2023, respectively.  As of September 30, 2024, there was approximately $123,900 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately 2 years.

There were no stock options granted during the three months ended September 30, 2024 or 2023.

There were 213,214 shares available for issuance as of September 30, 2024, under the 2019 Plan as amended.

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. For the three months ended September 30, 2024 the Company reserved 100% of the benefit calculated as income tax benefit and calculated a benefit of $472,367 for the three months ended September 30, 2023.

For the three months ended September 30, 2024, the difference between the U.S. statutory rate and the Company’s effective tax rate is due to the full valuation allowance on the Company’s deferred tax assets.  The income tax benefit for the three months ended September 30, 2023, was primarily attributable to federal and state income taxes and nondeductible expenses for an effective tax rate of approximately 25.83%.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of June 30, 2024 the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. The Company determined that it is more likely than not that the Company will have future taxable income. The Company used $2,506,514 of the federal net operating loss carryover during the year ended June 30, 2022, however during the years ended June 30, 2024 and June 30, 2023 the federal net operating loss increased significantly and management recorded a valuation reserve of $6,100,000.  As of September 30, 2024 the Company had a valuation reserve of approximately $6,535,000.

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

Summary of discontinued operations:

Three months ended September 30, 2023
Discontinued Operations
Revenue	$158,147
Cost of sales	$11,982
Sales, general and administrative expenses	$339,205
Depreciation and amortization	$-
Income (loss) from discontinued operations	$(193,040)
Accounts receivable net of allowance for doubtful accounts	$-
Fixed assets, net of accumulated depreciation	$-
Total assets	$-
Total liabilities	$-

Note 16. Discontinued Operations – Sale of VitaMedica

On June 13, 2024, the Company sold VitaMedica, Inc. to three investors and had an effective day of June 1, 2024.  One of the minority interest investors is Allan Marshall, the Company’s Chief Executive Officer. The purchase price for the stock was $6,000,000, subject to certain customary post-closing adjustments. In addition, the Buyers are obligated to pay the Company for services provided according to the Transition Services Agreement.  Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded from both continuing operations and segment results for all periods presented.  Discontinued operations of VitaMedica included in the consolidated financial statements for the three months ended September 30, 2023 are as follows:

Summary of discontinued operations:

Three months ended September 30, 2023
Discontinued Operations
Revenue	$1,980,396
Cost of sales	$365,384
Sales, general and administrative expenses	$1,412,774
Depreciation and amortization	$132,558
Other expenses	$274
Income (loss) from discontinued operations	$69,406
Accounts receivable net of allowance for doubtful accounts	$306,550
Fixed assets, net of accumulated depreciation	$77,006
Total assets	$4,935,215
Total liabilities	$507,807

Note 17. Discontinued Operations – Sale of E-Core

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

Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded from both continuing operations and segment results for all periods presented. Discontinued operations of E-core included in the consolidated financial statements for the three months ended September 30, 2023 are as follows:

Summary of discontinued operations:

Three months ended September 30, 2023
Discontinued Operations
Revenue	$17,092,372
Cost of sales	$15,425,799
Sales, general and administrative expenses	$1,005,697
Depreciation and amortization	$403,875
Other expenses	$32,650
Income from discontinued operations	$224,351
Accounts receivable net of allowance for doubtful accounts	$6,683,194
Fixed assets, net of accumulated depreciation	$-
Total assets	$21,924,064
Total liabilities	$2,701,212

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

For the three months ended September 30, 2024, the consolidated financial statements of Upexi, Inc. include all of the subsidiary accounts included in the consolidated financial statements for the three months ended September 30, 2023.

Interactive Offers, LLC a Delaware limited liability corporation; VitaMedica, a Nevada corporation; and E-Core Technology, Inc. d/b/a New England Technology, Inc. have been classified as discontinued operations for the three months ended September 30, 2023 and the assets and liabilities have been classified as current assets, and liabilities of discontinued operations and assets held for sale on the balance sheets for September 30, 2023.  There were no operations, assets or liabilities related to these discontinued operations for the three months ended September 30, 2024.

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

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended September 30, 2024 and 2023, which are included herein.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	September 30,
	2024	2023	Change
Revenue	$4,356,515	$8,274,690	$(3,918,175)
Cost of revenue	$1,426,447	$2,845,201	$(1,418,754)
Sales and marketing expenses	$1,041,425	$1,816,702	$(775,277)
Distribution costs	$1,455,725	$2,131,892	$(676,167)
General and administrative expenses	$1,367,690	$1,578,350	$(210,660)
Other operating expenses	$400,393	$1,358,358	$(957,965)
Other expenses (income)	$290,412	$853,283	$(562,871)
Gain on the sale of business	$-	$380,624	$(380,624)
Discontinued operations	$-	$100,717	$(100,717)
Net (loss) income from continuing operations	$(1,625,577)	$(1,355,388)	$(270,189)

Revenues declined by $3,918,175 or 47% to $4,356,515 compared with revenue of $8,274,690 in the same period last year. Approximately $3,170,000 of the decline was related to the discontinued recommerce business in other subsidiaries after the sale of E-core.  Management has augmented the overall strategy of the Company to focus on product sales, including the development, production and distribution of branded products.   In addition, sales were affected by the manufacturing consolidation to Florida, which was completed by August 1, 2024, with manufacturing returning to full production.

Cost of revenue decreased by 1,418,754 or 50% compared with the same period last year.  The cost of revenue decrease is directly related to the sales declines described above.   Gross margin remained the same between the two periods with less than a 2% change.

Sales and marketing expenses decreased by $775,277 or 43% compared with the same period last year.  The decrease in sales and marketing expenses was primarily related to the reduction of unnecessary agency expenses and a focused strategy on our core products.

Distribution costs decreased by $676,167 or 32% compared with the same period last year.  The decrease in distribution costs was primarily related to the overall decline in the recommerce revenue.  Management will continue to reduce overall distribution costs with the consolidation of products and facilities.

General and administrative expenses decreased by $210,660 or 13% compared with the same period last year.  Since the consolidation to Florida and other changes in the business, management has actively been reducing general and administrative costs.  Management expects that general and administrative expenses to continue to decline, with the most significant declines being realized in periods ending after December 31, 2024.

Other operating expenses decreased by $957,965 or 71% compared with the same period last year. The decrease in other operating expenses was primarily related to the change in amortization of acquired intangible assets and the decreased amortization of stock-based compensation.

Other expenses, which is primarily interest decreased by $562,871 or 66% compared with the same period last year. The decrease in interest expense was primarily related to the elimination of the acquisition debt for E-core and the elimination of debt with the sale of VitaMedica in the prior year.

A gain of $380,624 was recognized on the sale of Interactive offers and there was net income of $100,717 from discontinued operations.

The Company had a net loss of $1,625,577 for the three months ended September 30, 2024 compared to a loss of $1,333,388 for the three months ended September 30, 2023.  The increase in the net loss is primarily related to the above-mentioned changes.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2024	As of June 30, 2024
Current assets	$6,790,280	$11,419,918
Current liabilities	9,771,401	12,655,152
Working capital	$(2,981,121)	$(1,235,234)

Cash Flows

	Three Months Ended September 30,
	2024	2023
Cash flows used by operating activities – continuing operations	$(1,974,592)	$(2,073,232)
Cash flows used by investing activities – continuing operations	5,838,106	145,324
Cash flows (used in) provided by financing activities – continuing operations	(2,734,538)	(325,942)

Cash flows used in operating activities – discontinued operations	-	(1,718,972)
Cash flows used by investing activities – discontinued operations	-	-
Cash flows provided (used by) financing activities – discontinued operations	-	-

Net increase (decrease) in cash during the period	$1,128,976	$(3,972,822)

On September 30, 2024, the Company had cash of $1,790,391, an increase of $1,128,976 from June 30, 2024.  The increase in cash was primarily the sale of the building and the collection of the purchase price for E-core.

Net cash from operating activities benefited from non-cash expenses of $402,964, which was offset by an approximate $400,000 increase in accounts receivable and inventory and approximately $500,000 in the reduction of several liabilities.   The negative cash flow from operations was anticipated by management as the Company augmented the overall strategy of the Company to focus on product sales, including the development, production and distribution of branded products.

Net cash provided by investing activities for the three months ended September 30, 2024 and 2023 was $5,838,106 and $145,324, respectively.  For the three months ended September 30, 2024 the primary cash provided was the sale of the building and the collection of the purchase price for E-core.  For the three months ended September 30, 2023, $940,000 was provided by the sale of Interactive offers and $500,000 and $294,676 was used for the purchase of the remaining equity of Cygnet and the acquisition of property and equipment, respectively.

Net cash flows used in financing activities for the three months ended September 30, 2024 was $2,734,538 compared to $325,942 used during the three months ended September 30, 2023.  $2,634,538 used was the repayment of the loan collateralized by the building and the $100,000 advance to the Company by Allan Marshall, the CEO, was repaid during the three months ended September 30, 2024.  During the three months ended September 30, 2023 the use of cash was for the scheduled repayment of debts.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. The Company has added significant qualified resources to ensure proper segregation of duties and proper review of the financial reporting policies and procedures.

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

_________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPEXI, INC.

Dated: December 19, 2024	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: December 19, 2024	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

