Form 10-Q
period 2024-12-31
UPEXI, INC.
filed 2025-02-14
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 14, 2025 the registrant had 1,320,924 shares of common stock, par value $0.001 per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPEXI, INC.

Interim Unaudited Condensed Consolidated Financial Statements

UPEXI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024 Unaudited	June 30, 2024

ASSETS
Current assets
Cash	$406,347	$661,415
Accounts receivable, net	1,161,606	606,885
Inventory, net	2,236,429	1,431,556
Due from VitaMedica transition	-	212,358
Prepaid expenses and other receivables	305,537	502,188
Assets available for sale - Building	-	4,005,516
Purchase price receivable - VitaMedica	2,000,000	2,000,000
Purchase price receivable - E-core	-	2,000,000
Total current assets	6,109,919	11,419,918

Property and equipment, net	2,140,452	2,356,556
Intangible assets, net	201,491	239,871
Goodwill	848,854	848,854
Deferred tax asset	5,948,858	5,948,858
Other assets	199,893	278,435
Right-of-use asset, net	2,079,782	2,418,596
Total other assets	11,419,330	12,091,170

Total assets	$17,529,249	$23,511,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,004,770	$481,647
Accrued compensation	837,650	1,098,856
Deferred revenue	138,961	235,255
Accrued liabilities	222,148	736,407
Accrued interest	629,661	476,018
Acquisition payable	413,152	413,152
Related party advances, net	-	100,000
Current portion of note payable	280,000	-
Current portion of convertible notes payable	775,000	-
Current portion of related party note payable	250,000	-
Current portion of Cygnet subsidiary notes payable	5,447,565	5,447,565
Note payable on building for sale	-	2,634,538
Current portion of operating lease payable	618,220	1,031,714

Total current liabilities	10,617,127	12,655,152

Operating lease payable, net of current portion	1,844,232	1,732,606
Related party note payable	250,000	500,000
Note payable	280,000	557,429
Convertible notes payable	775,000	1,550,000
Notes payable - Cygnet subsidiary	-	-

Total long-term liabilities	3,149,232	4,340,035

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, and 25,000 and 25,000 shares issued and outstanding, respectively	25	25
Common stock, $0.001 par value, 100,000,000 shares authorized, and 1,045,429 and 1,045,429 shares issued and outstanding, respectively	1,045	1,045
Additional paid in capital	53,548,320	53,374,444
Accumulated deficit	(49,786,500)	(46,859,613)
Total stockholders' equity attributable to Upexi, Inc.	3,762,890	6,515,901
Non-controlling interest in subsidiary
Total stockholders' equity	3,762,890	6,515,901

Total liabilities and stockholders' equity	$17,529,249	$23,511,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

Revenue
Revenue	$4,005,492	7,462,880	$8,362,007	$15,737,570

Cost of Revenue	1,031,386	2,895,838	2,457,833	5,741,039

Gross profit	2,974,106	4,567,042	5,904,174	9,996,531

Operating expenses
Sales and marketing	949,963	1,486,274	1,991,388	3,302,976
Distribution costs	1,276,422	2,500,212	2,732,147	4,632,104
General and administrative expenses	1,548,590	1,584,339	2,916,280	3,162,689
Share-based compensation	32,578	330,584	173,876	752,471
Amortization of acquired intangible assets	19,190	658,858	38,380	1,317,716
Depreciation	220,562	317,723	460,467	595,336
Lease impairment, Delray Beach facility	-	289,969	-	289,969
	4,047,305	7,167,959	8,312,538	14,053,261

Loss from operations	(1,073,199)	(2,600,917)	(2,408,364)	(4,056,730)

Other income (expense), net
Other	-	(9,879)	-	(19,687)
Interest (expense) income, net	(228,111)	(1,032,333)	(518,523)	(1,875,808)

Other income (expense), net	(228,111)	(1,042,212)	(518,523)	(1,895,495)

Loss on operations before income tax	(1,301,310)	(3,643,129)	(2,926,887)	(5,952,225)

Income tax benefit (expense)	-	694,807	-	1,167,174
	-	694,807	-	1,167,174

Net loss from continuing operations	(1,301,310)	(2,948,322)	(2,926,887)	(4,785,051)

Gain (loss) from the sale of:
Interactive Offers	-	(39,691)	-	340,933
	-	(39,691)	-	340,933

Income (loss) on discontinued operations
Interactive offers	-	-	-	(193,040)
VitaMedica	-	88,524	-	157,930
E-core	-	460,570	-	684,921
Income (loss) income from discontinued operations	-	549,094	-	649,811

Net income (loss) attributable to Upexi, Inc.	$(1,301,310)	(2,438,919)	$(2,926,887)	$(3,794,307)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(1.24)	(3)	$(2.80)	$(4.72)
(Loss) income per share from discontinued operations	$-	1	$-	$0.64
Total income (loss) per share attributable to Upexi shareholders	$(1.24)	(2)	$(2.80)	$(3.74)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(1.24)	(3)	$(2.80)	$(4.72)
(Loss) income per share from discontinued operations	$-	1	$-	$0.64
Total income (loss) per share attributable to Upexi shareholders	$(1.24)	(2)	$(2.80)	$(3.74)

Basic weighted average shares outstanding	1,045,429	1,015,344	1,045,429	1,013,787
Fully diluted weighted average shares outstanding	1,045,429	1,015,344	1,045,429	1,013,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Non-controlling	Total Shareholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Interest	Equity

2023

Balance, June 30, 2023	25,000	$25	1,010,843	$1,011	$51,541,909	$(23,201,175)	$(505,147)	$27,836,623

Issuance of stock and equity for purchase of Cygnet			4,505	5	162,722		505,147	667,874

Stock based compensation	-	-	-	-	421,887	-	-	421,887

Net loss for the three months ended September 30, 2023	-	-	-	-	-	(1,355,388)	-	(1,355,388)

Balance, September 30, 2023	25,000	$25	1,015,348	$1,016	$52,126,518	$(24,556,563)	$-	$27,570,996

Stock based compensation					330,584			330,584

Net loss for the three months ended December 31, 2023						(2,438,919)		(2,438,919)

Balance, December 31, 2023	25,000	$25	1,015,348	$1,016	$52,457,102	$(26,995,482)	$-	$25,462,661

2024

Balance, June 30, 2024	25,000	$25	1,045,429	$1,045	$53,374,444	$(46,859,613)	$-	$6,515,901

Stock based compensation	-	-	-	-	141,298	-	-	141,298

Net loss for the three months ended September 30, 2024	-	-	-	-	-	(1,625,577)	-	(1,625,577)

Balance, September 30, 2024	25,000	$25	1,045,429	$1,045	$53,515,742	$(48,485,190)	$-	$5,031,622

Stock based compensation					32,578			32,578

Net loss for the three months ended December 31, 2024						(1,301,310)		(1,301,310)

Balance, December 31, 2024	25,000	$25	1,045,429	$1,045	$53,548,320	$(49,786,500)	$-	$3,762,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Month's Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss from operations	$(2,926,887)	$(3,794,307)

Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	498,847	$1,778,183
Amortization of loan costs	2,571	$47,417
Amortization of consideration discount	-	$734,824
Change in deferred tax asset	-	$(1,201,390)
Stock based compensation	173,876	$752,471
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(554,721)	$170,574
Inventory	(804,873)	$547,972
Prepaid expenses and other assets	410,598	$460,813
Operating lease payable	36,946	$285,252
Accounts payable and accrued liabilities	(98,699)	$(1,476,031)
Deferred revenue	(96,294)	$(42,414)
Net cash provided by operating activities - Continuing Operations	(3,358,636)	$(1,736,636)
Net cash provided by (used in) operating activities - Discontinued Operations	-	$(1,867,998)
Net cash provided by operating activities	(3,358,636)	$(3,604,634)

Cash flows from investing activities
Proceeds from the sale of the building, net	4,005,516	$-
Proceeds from the sale of E-core	2,000,000	$-
Proceeds from the sale of Interactive Offers, net of liabilities paid	-	$147,592
Acquisition of Cygnet Online LLC, net	-	$(500,000)
Acquisition of property and equipment	(167,410)	$(480,456)
Net cash provided by (used in) investing activities - Continuing Operations	5,838,106	$(832,864)
Net cash (used in) provided by investing activities - Discontinued Operations	-	$(70,000)
Net cash provided by (used in) investing activities	5,838,106	$(902,864)

Cash flows from financing activities
Payment on acquisition notes payable	-	$(267,542)
Payment on acquisition notes payable for E-core	-	$(2,313,818)
Proceeds from related party advance	(100,000)	$-
Proceeds on note payable on building	(2,634,538)	$(121,288)
Net cash used in financing activities - Continuing Operations	(2,734,538)	$(2,702,648)
Net cash (used in) provided by financing activities - Discontinued Operations	-	$3,284,532
Net cash used in financing activities	(2,734,538)	$581,884

Net decrease in cash - Continuing Operations	(255,068)	$(5,272,148)
Net (decrease) increase in cash - Discontinued Operations	-	$1,346,534

Cash, beginning of period	661,415	$4,492,291
Cash, end of period	$406,347	$566,677

Supplemental Cash Flow Disclosures
Interest paid	$294,634	$614,975
Income tax paid	$-	$-
Non-cash Investing and Financing Activities
Issuance of common stock for acquisition of Cygnet	$-	$162,727
Issuance of debt for acquisition of Cygnet	$-	$300,000
Bloomios non-cash payment of receivables, net	$-	$845,443

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

UPEXI, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Background Information

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “Upexi”, and the “Company” mean Upexi, Inc., a Nevada corporation formed in 2018. The Company has eleven active subsidiaries, which include:

☐	HAVZ, LLC, d/b/a/ Steam Wholesale, a California limited liability company
☐	Gummy Labs, LLC, a Delaware limited liability company
☐	MW Products, Inc., a Nevada corporation
☐	Upexi Holding, LLC, a Delaware limited liability company
	o	Upexi Pet Products, LLC, a Delaware limited liability company
☐	Upexi Enterprise, LLC, a Delaware limited liability company
	o	Upexi Distribution LLC, a Delaware limited liability company
	o	Upexi Distribution Management LLC, a Delaware limited liability company
	o	Upexi Property & Assets, LLC, a Delaware limited liability company
■ Upexi 17129 Florida, LLC, a Delaware limited liability company
☐	Cygnet Online, LLC (“Cygnet”), a Delaware limited liability company (100% owned as of September 1, 2023)
☐	Prax Products, LLC, a Florida limited liability company

The following subsidiaries had no activity during the three and six months ended December 31, 2024 and 2023:

☐	Upexi CP, LLC, a Delaware limited liability company
☐	Upexi CP / Canada Inc., a Canadian corporation
☐	Upexi Development and Marketing, LLC., a Delaware limited liability company
☐	Trunano Labs, Inc., a Nevada corporation

The following subsidiaries were divested during the years ended June 30, 2024 and 2023:

☐	VitaMedica, Inc. a Nevada corporation
☐	E-Core Technology, Inc. a Florida corporation
☐	Infusionz LLC, a Colorado limited liability company
☐	Interactive Offers, LLC, a Delaware limited liability company

In addition, the Company has six wholly owned subsidiaries that had no activity during the years ended December 31, 2024 and 2023. All of the entities were dissolved or cancelled as of December 31, 2024.

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

Gummy Labs, LLC operates manufacturing and/or distribution centers in Odessa, Florida, supporting our health and wellness products, including those products manufactured with hemp ingredients and our overall distribution operations. We have continued to manage these operations with corporate focus on larger opportunities that have warranted the majority of corporate focus and investments for the future.  While in Nevada, the business operated under the corporation HAVZ, LLC d/b/a/ Steam Wholesale.

Upexi Distribution operates from our Tampa, Florida warehouse providing warehousing, distribution and other services in support of our product sales.

Note 2. Liquidity and Significant Accounting Policies

At each reporting period, we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our evaluation entails analyzing prospective operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances. We are required to make certain additional disclosures if we conclude substantial doubt exists and it is not alleviated by our plans or when our plans alleviate substantial doubt about our ability to continue as a going concern.

In accordance with Accounting Standards Codification ("ASC") 205-40, going concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable.

We have incurred net losses of $2.9 million for the six months ended December 31, 2024, and have an accumulated deficit of $49.8 million as of December 31, 2024. Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, and the pursuit of additional capital. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while highly possible, is less than probable because these plans are not entirely within our control. If we are unsuccessful in obtaining financing, we will be required to assess alternative forms of action. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

The   accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The significant accounting policies followed are:

Use of Estimates - The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable - Amounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within a specified time from the invoice date. The trade terms vary based on the customer and typically range from prepaid to 45 days from the invoice date. Interest is not charged by the Company on past due accounts. The carrying amount of receivables is reduced by a valuation allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The net accounts receivable balances at December 31, 2024, June 30, 2024, and July 1, 2023 were $1,161,606, $606,885, and  1,125,394, respectively. Based on management’s review of accounts receivable, the valuation allowance was approximately $38,000 at December 31, 2024 and $61,750 at June 30, 2024, and $0 at July 1, 2023, respectively . The Company had bad debt expenses of $10,000  for the three and six months ended December 31, 2024 and $6,000 for the three and six month December 31, 2023.

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

Conditions of Acceptance:

Sales of our consumable products and pet products, generally do not have customer acceptance terms.

The following table discloses disaggregated revenue for the three months ended:

	December 31, 2024	December 31, 2023
Primary geographical markets

United States of America	$3,951,804	$7,347,981
Other	53,688	114,889
	$4,005,492	$7,462,880
Total

Product source

Internally manufactured	$2,510,832	$2,746,512
Contract manufactured	834,862	742,870
Purchased as finished good	659,798	3,973,498

Total	$4,005,492	$7,462,880

The following table discloses disaggregated revenue for the six months ended:

	December 31, 2024	December 31, 2023
Primary geographical markets

United States of America	$8,232,397	$15,510,709
Other	129,610	226,861
	$8,362,007	$15,737,570
Total

Product source

Internally manufactured	$4,677,174	$5,822,855
Contract manufactured	1,413,178	1,545,373
Purchased as finished good	2,271,655	8,369,342

Total	$8,362,007	$15,737,570

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

The following table discloses the deferred revenue:

	December 31, 2024	June 30, 2024
Deferred revenue	$138,961	$235,255

The deferred revenue or also referred to as funded backlog was $0 at July 1, 2023.  We expect to recognize 100% of the deferred revenue at December 31, 2024  and June 30, 2024 as revenue in the year ended June 30, 2025.

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

Advertising - The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes continual investment in advertising is critical to the development and sale of its branded products. Advertising costs of $447,282 and $472,043 were expensed as incurred during the three months ended December 31, 2024 and 2023, respectively.  Advertising costs of $865,121 and $1,096,607 were expensed as incurred during the six months ended December 31, 2024 and 2023, respectively.

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

Leases - The Company determines if a contract contains a lease at inception. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined as having both the right to obtain substantially all of the economic benefits from use of the asset and the right to direct the use of the asset. Management only reassesses its determination if the terms and conditions of the contract are changed. Leases with an initial term of 12 months or less are not recorded within the accompanying condensed consolidated balance sheets. GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option will result in an economic penalty. All the Company’s real estate leases are classified as operating leases.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.  At December 31, 2024 and June 30, 2024, there was a valuation allowance of approximately $6,883,000 and a $6,100,000 valuation allowance was recorded at December 31, 2024 and June 30, 2024, respectively.

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

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at June 30, 2024 or June 30, 2023.

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

On the Effective Date, every twenty shares of Common Stock issued and outstanding were automatically combined into one share of Common Stock, without any change in the par value per share. As the per-share par value did not change, we reclassified $19,860 from Common Stock to Additional Paid-in-Capital on the Effective Date. The exercise prices and the number of shares issuable upon exercise of outstanding stock options, equity awards and warrants, and the number of shares available for future issuance under the equity incentive plans were adjusted in accordance with their respective terms. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in our Common Stock. We did not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares were initially rounded up to the next largest whole number, resulting in the issuance of 8 shares on October 3, 2024, the Effective Date, and an additional issuance of 38 shares on October 8, 2024.  On October 10, 2024, the transfer agent received additional requests to issue a total of 202,183 shares of common stock for round up of fractional shares.  These shares were issued on October 23, 2024 and on October 30, 2024 we were notified that the shares were returned to the Company’s transfer agent.  Although the Company did receive the common stock back after issuance, the potential dilution remains a risk, and is the subject of a complaint filed by the Company in the United States District Court for the District of Nevada with the purpose of eliminating any said risk.  The Reverse Stock Split did not modify the relative rights or preferences of the Common Stock.

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

Reclassifications - Certain reclassifications have been made to the consolidated financial statements as of and for the three and six months ended December 31, 2023 to conform to the presentation as of and for the six months ended December 31, 2024.

Basis of Presentation and Principles of Consolidation - The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of December 31, 2024 and June 30, 2024.

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

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements, including the new provisions of ASC 326 (“Financial Instruments – Credit Losses”) pertaining to “current expected credit losses. ASC 326 was adopted for fiscal year 2024 and did not have a material effect to the accompanying condensed consolidated financial statements.

Note 3. Inventory

Inventory consisted of the following:

	December 31, 2024	June 30, 2024
Raw materials	$778,635	$465,535
Finished goods	1,457,794	966,021
	$2,236,429	$1,431,556

The Company writes off the value of inventory deemed excessive or obsolete. During the three months ended December 31, 2024 and December 31, 2023, the Company wrote off inventory valued at $6,322 and had recovery of previously written off inventory of $85,505, net, respectively. During the six months ended December 31, 2024 and December 31, 2023, the Company wrote off inventory valued at $48,692 and had recovery of previously written off inventory of $39,456, net, respectively. The Company had inventory reserves at December 31, 2024 and June 30, 2024 of $605,470 and $605,470, respectively.

Note 4. Property and Equipment

	December 31, 2024	June 30, 2024
Furniture and fixtures	$127,029	$127,050
Computer equipment	98,735	112,397
Internal use software	570,645	570,645
Manufacturing equipment	2,054,928	1,927,974
Leasehold improvements	814,157	767,418
Vehicles	89,359	89,359
Property and equipment, gross	3,754,853	3,594,844
Less accumulated depreciation	(1,614,401)	(1,268,288)
	$2,140,452	$2,356,556

Depreciation expense for the three months ended December 31, 2024, and 2023 was $220,562 and $317,723, respectively.

Depreciation expense for the six months ended December 31, 2024, and 2023 was $460,467 and $595,336, respectively.

Note 5. Intangible Assets

Intangible assets as of December 31, 2024:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	182,301	201,491

Online sales channels	2 years	1,800,000	1,800,000	-
Vender relationships	5 years	6,000,000	6,000,000	-

		$10,018,484	$9,816,993	$201,491

For the three months ended December 31, 2024 and 2023, the Company amortized approximately $19,200 and $658,900, respectively.

For the six months ended December 31, 2024 and 2023, the Company amortized approximately $38,400 and $1,317,700, respectively.

Intangible assets as of June 30, 2024:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	143,921	239,871

Online sales channels	2 years	1,800,000	1,800,000	-
Vender relationships	5 years	6,000,000	6,000,000	-

		$10,018,484	$9,778,613	$239,871

Future amortization of intangible assets on December 31, 2024 are as follows:

June 30, 2025	$38,378
June 30, 2026	76,758
June 30, 2027	76,758
June 30, 2028	9,596
$201,491

Note 6. Prepaid Expense and Other Current Assets

Prepaid and other receivables consist of the following:

	December 31, 2024	June 30, 2024
Insurance	$125,044	$116,074
Prepayment to vendors	147,161	203,556
Deposits on services	21,000	25,550
Prepaid monthly rent	11,804	60,041
Subscriptions and services being amortized over the service period	-	32,500
Stock issued for prepaid interest on convertible note payable	-	64,320
Other receivables	528	148

Total	$305,537	$502,188

All prepaid expenses are expected to be expensed during the following 12 months from the reporting date.

Note 7. Operating Leases

We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, and equipment. We determine if an arrangement is a lease, or contains a lease, at inception, and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of December 31, 2024, no option to extend the lease was recognized as right-of-use (“ROU”) assets and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our ROU assets and corresponding liabilities. We have elected not to present short-term leases on the condensed consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception.

During November 2019, the Company entered into a lease for a Nevada facility that commenced on November 13, 2019, and recorded a right of use asset and corresponding lease liability. The Company used this leased facility for office, manufacturing, and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. During the year ended June 30, 2024 the Company used the facility for ongoing operations and recognized approximately $670,200 of expense during the year.  The Company moved out of the facility in July 2024.

During May 2021, the Company entered into a lease for an additional Nevada facility that commenced on May 1, 2021, and recorded a right of use asset and corresponding lease liability. The Company used this leased facility for additional warehouse space. The minimum lease payments were $34,956 and $69,684 for the three and six months ended December 31, 2023, respectively. The Company moved out of the facility in April of 2024 when the lease term ended.

During November 2018, the Company entered into a lease for equipment that commenced on November 1, 2018, and recorded a right of use asset and corresponding lease liability. Lease expenses were $3,820 and $3,820 for the six months ended December 31, 2024 and 2023, respectively.

On April 1, 2022, the Company acquired Cygnet which had entered into a lease for a Florida facility that commenced on October 8, 2021, and Cygnet had recorded a right of use asset and corresponding lease liability. The lease was set to expire on October 8, 2026. The Company uses this leased facility for warehouse and office space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU. Lease expenses were $33,022 and $60,180 for the three and six months ended December 31, 2023, respectively. The Company abandoned the facility in October of 2023 and recognized a lease impairment of $289,969.

On March 15, 2023, the Company entered into a lease for approximately 20,400 square feet of warehouse and office space, located in Tampa, Florida, to be used as the Company’s distribution center.  The initial term of the lease is thirty-eight months and was not completed when the lease was signed.  The Company moved into the facility in July 2023 and started operations. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU. During the six months ended December 31, 2024, the Company recognized approximately $201,512 of expense and approximately $170,524 for the six months ended December 31, 2023.

On July 25, 2023, the Company entered into a lease for approximately 5,700 square feet of office space, located in Tampa, Florida, to be used as the Company’s corporate headquarters.  The initial term of the lease is sixty-one months. During the six months ended December 31, 2024, the Company recognized approximately $109,677 of expense and $51,137 expense for the six months ended December 31, 2023.

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC, which is owned by our CEO, Allan Marshall. The lease is for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month. The initial term of the lease is five years. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU. The Company spent $611,768 in leasehold improvements to prepare the facility for product manufacturing, which will be amortized over the five year lease term. Product manufacturing was at full capacity and fully moved from the Nevada facility as of August 1, 2024. During the six months ended December 31, 2024, the Company recognized approximately $159,888 of expense.

Operating leases are included in operating ROU assets, current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the condensed consolidated balance sheets. As of December 31, 2024, our finance leases are not material.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of December 31, 2024:

2025	$666,513
2026	770,004
2027	507,343
2028	486,733
2029	221,715
Total undiscounted future minimum lease payments	2,652,308
Less: Imputed interest	(187,794)
2,464,514
Less: current portion	(618,220)
Present value of operating lease obligation	$1,846,294

The liability for the Cygnet lease is included in the undiscounted future minimum lease payments for 2025.  The Company continues to work with the lessor to resolve the disputed lease payments.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2024 are:

Weighted average remaining lease term	37 Months
Weighted average incremental borrowing rate	5.0%

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2023 are:

Weighted average remaining lease term	43 Months
Weighted average incremental borrowing rate	5.0%

For the three and six months ended December 31, 2024 and 2023, the components of lease expense, included general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023
Finance lease expense:
Amortization of ROU assets	$370,296	$669,260	$169,841	$341,550
Interest expense	55,787	99,633	26,237	50,701
Operating lease cost	7,529	16,181	4,803	8,692
Short-term lease expense	-	670,173	194,236	387,358
Variable lease expense	103,671	169,309	29,084	59,336

Total lease cost	$537,283	$1,624,556	$424,201	$847,637

Note 8. Accrued Liabilities

For the six months ended December 31, 2024 and 2023, the components of lease expense, included general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

	December 31, 2024	June 30, 2024
Accrued professional fees	20,087	312,500
Accrued sales tax	25,779	28,539
Other accrued liabilities	11,483	395,368
	$57,349	$736,407

Note 9. Convertible Promissory Notes and Notes Payable

Convertible promissory notes and notes payable outstanding are summarized below:

	Maturity	December 31,	June 30,
	Date	2024	2024
Convertible Notes:
Promissory Note, 21- month term, as amended, 18.11% interest payable with common stock and subordinate to the Convertible Notes. This note was amended as of November 15, 2023, extending the note to June 1, 2026 and adjusted the interest rate to 12%, paid in cash monthly.	June 1, 2026	$1,550,000	$1,550,000
Less current portion of notes payable		775,000	-
Notes payable, net of current portion		$775,000	$1,550,000

Notes payable, Cygnet subsidiary:
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2021	3,761,376	3,761,376
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,000,290	1,002,221
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	685,899	683,968
Total		$5,447,565	$5,447,565

Notes payable, Cygnet subsidiary, current		5,447,565	5,447,565

Notes payable, Cygnet subsidiary, net of current		$-	$-

Notes Payable on Building for sale:
Mortgage Loan, 10-year term note, 4.8% interest, collateralized by land and warehouse building	September 26, 2032	$-	$2,634,538

Note Payable:
Promissory Note, 21-month term note, 10% cash interest and subordinate to the Convertible Notes. This note was amended as of November 15, 2023, extending the note to June 1, 2026 and adjusted the interest rate to 12%, paid in cash monthly.	June 1, 2026	560,000	560,000

Notes payable, current		280,000	-
Discount on notes payable, current		-	-
Notes payable, current net of discount		$280,000	$2,634,538

Notes payable, long-term		280,000	560,000
Discount on notes payable, long-term		-	(2,571)
Notes payable, long-term, net		$280,000	$557,429

Related Notes Payable:
Marshall Loan, 2-year term note, 12% cash interest, 3.5% PIK interest and subordinate to the Convertible Notes. November of 2023 extended to June 1, 2026 and interest was adjusted to 12% cash interest, paid monthly	June 1, 2026	$500,000	$500,000

Discount on related party note payable, current		-	-
Notes payable, current, net of discount		$250,000	$-

Discount on related party note payable, long term		-	-
Notes payable, long term, net		$250,000	$500,000

Total convertible notes payable, acquisition notes payable, notes payable and related party note payable		$8,057,565	$10,689,532

Future payments on notes payable are as follows as of December 31, 2024:

	Note Payable	Related Party Note Payable	Convertible Notes	Cygnet Subsidiary Notes Payable	Total
2025	$280,000	$250,000	$775,000	$5,447,565	$6,752,565
2026	280,000	250,000	775,000	-	1,305,000
	560,000	500,000	1,550,000	5,447,565	8,057,565
Note original discount	-	-	-	-	-
	$560,000	$500,000	$1,550,000	$5,447,565	$8,057,565

In June 2022, the Company executed a promissory note with Allan Marshall, the Company’s Chief Executive Officer, in the original principal amount of $1,500,000 (“Marshall Loan”). The promissory note has a 2-year term and bears cash interest at the rate of 8.5% per annum with an additional PIK of 3.5% per annum. The promissory note provides for monthly payments of principal, on an even line 36-month basis, plus cash interest, with a balloon payment of all outstanding principal, cash interest, and PIK interest at maturity. The Company received and deposited the principal amount on July 31, 2022.  On November 15, 2023, the Company executed an amendment to the promissory note with Mr. Marshall, providing for the payment of interest only for 18 months at an interest rate of 12% per annum and thereafter the amortization of the note over a 12-month period, starting in June of 2025.  The principal currently outstanding is $500,000.  In addition to this, the Company issued Mr. Marshall a warrant to purchase up to 18,750 shares of the Company’s common stock for five years at a per share price of $22.00.  The note has been classified as long-term in the condensed consolidated financial statements.  $1,000,000 of the promissory note was used by the investor in the purchase of VitaMedica.

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

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $2,150,000.   In November of  2023, the Company executed an amendment to the promissory note with the investor, providing for the payment of interest only for 18 months at 12% per annum and thereafter the amortization of the note over a 12-month period, starting in June of 2025. The principal currently outstanding is $2,150,000.  In addition to this, the Company issued the investor a warrant to purchase up to 25,000 shares of the Company’s common stock at a per share price of $22.00.  In addition, $100,000 of the promissory note was used by the investor in the purchase of VitaMedica.   Subsequent to December 31, 2024, the investor agreed to convert $650,000 of the principal balance into 285,000 shares of the Company’s common stock or an average price of $2.28 per common share.  The remaining principal at the time of this report is $950,000.

Note 10. Related Party Transactions

In June 2024, Allan Marshall, the Company’s CEO advanced the Company $100,000 to enable the Company to purchase equipment needed for the new warehouse facility.  This advance was paid in July 2024.  No interest or other fees were paid related to this transaction.  Subsequent to December 31, 2024, Mr. Marshall advanced the Company $400,000 to cover short term negative cash flow.  This is expected to be repaid with no interest or fees prior to the end of February 2025.

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

In June 2022, the Company entered into a promissory note with a member of management.  The loan was for $1,500,000 and has a two-year term with an interest rate of 8.5% per annum with an additional PIK of 3.5% per annum.   On November 15, 2023, the Company executed an amendment to the promissory note with Mr. Marshall, providing for the payment of interest only for 18 months at an interest rate of 12% per annum and thereafter, the amortization of the note over a 12-month period, starting in June of 2025.  $1,000,000 of the principal was used as part of the VitaMedica purchase price.  The principal outstanding and accrued interest at June 30, 2024 was $500,000 and $169,662, respectively.  The accrued interest was paid in July of 2024.  The principal outstanding and accrued interest at December 31, 2024 was $500,000 and $30,760, respectively.   In addition, the Company issued Mr. Marshall a warrant to purchase up to 18,750 shares of the Company’s common stock for five years at a per share price of $22.00.  The note has been classified as long-term in the condensed consolidated financial statements.

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

Subsequent to December 31, 2024, the Company issued 260,000 shares of common stock to two different investors for the repayment of $550,000 of outstanding debt.  The weight average share price for the repayment of debt was approximately $2.12 per common share issued.

Subsequent to December 31, 2024, the Company issued 220,000 shares of common stock shares of common stock as an incentive-restricted stock grant to certain employees and consultants. The shares were valued at $754,200 or approximately $3.43 per common share.

Note 12. Stock Based Compensation

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

A summary of stock option activity for the six months ended December 31, 2024 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2024	217,490	$57.40	5.83	$0.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Granted	-	-	-	-
Options outstanding at December 31, 2024	217,490	$57.40	5.32	0.00
Options exercisable at December 31, 2024 (vested)	198,247	$58.01	5.34	$0.00

A summary of stock option activity for the six months ended December 31, 2023 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2023	241,964	$66.20	6.23	$1,342,280
Exercised	-	-	-	-
Forfeited	(22,400)	$86.80	3.78	-
Granted	20,000	-	-	32,000
Options outstanding at December 31, 2024	239,564	$63.40	5.65	372,856
Options exercisable at December 31, 2024 (vested)	228,699	$58.40	5.74	$372,856

Stock-based compensation expense attributable to stock options was $32,578 and $330,584 for the three months ended December 31, 2024, and 2023, respectively.  Stock-based compensation expense attributable to stock options was $173,876 and $752,471 for the six months ended December 31, 2024, and 2023, respectively.   As of December 31, 2024, there was approximately $91,300 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately 2 years.

There were no stock options granted during the three or six months ended December 31, 2024.

There were 213,214 shares available for issuance as of December 31, 2024, under the 2019 Plan as amended.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the six months ended December 31, 2023:

December 31, 2023
Dividend rate	-
Risk free interest rate	3.95%
Expected term	1
Expected volatility	63%
Grant date stock price	$1.47

Subsequent to December 31, 2024, the Board of Directors canceled approximately 161,095 to increase the availability under the 2019 Plan.  As an incentive to retain employees  and the board members, the Company granted options to purchase 85,000 shares of the Company common stock, at an exercise price of approximately $3.46 per common shares and issued restricted stock grants that vest over a three to six month period of 220,000 shares.

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. For the three and six months ended December 31, 2024 the Company reserved 100% of the benefit calculated as income tax benefit and calculated a benefit of $348,225 and $783,225 for the three and six months December 31, 2024, respectively.

For the three and six months ended December 31, 2024, the difference between the U.S. statutory rate and the Company’s effective tax rate is due to the additional valuation allowance on the Company’s deferred tax assets during the period. The income tax benefit for the three months and six months ended December 31, 2024, was primarily attributable to federal and state income taxes and nondeductible expenses for an effective tax rate of approximately 25.83%. The income tax benefit for the three months and six months ended December 31, 2023, was primarily attributable to federal and state income taxes and non-deductible expenses for an effective tax rate of approximately 24.45%.

Deferred tax assets and liabilities resulting from temporary differences in the recognition of income and expenses for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of June 30, 2024 the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. The Company determined that it is more likely than not that the Company will have future taxable income. The Company used $2,506,514 of the federal net operating loss carryover during the year ended June 30, 2022, however during the years ended June 30, 2024 and June 30, 2023 the federal net operating loss increased significantly and management recorded a valuation reserve of $6,100,000.  As of December 31, 2024 the Company had a valuation reserve of approximately $6,883,225.

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

Note 15. Discontinued Operations – Sale of Interactive Offers

On August 31, 2023, the Company sold Interactive offers to Amplifyir Inc. The purchase price is $1,250,000 with a provision to adjust the final purchase price based on the business being transferred to Amplifyer Inc. with a net zero working capital. In addition, the Buyer is obligated to pay the Company two-and one-half percent (2.5%) of certain advertising revenues of Interactive for a two-year period post-closing. Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded from continuing operations.

Summary of discontinued operations:

	Three Months Ended		Six Months Ended
	December 31, 2023		December 31, 2023
Discontinued Operations
Revenue	$			$158,147
Cost of sales	$			$11,982
Sales, general and administrative expenses	$			$339,205
Depreciation and amortization	$			$-
Income (loss) from discontinued operations	$			$(193,040)
Accounts receivable net of allowance for doubtful accounts		$-	$
Fixed assets, net of accumulated depreciation		$-	$
Total assets		$-	$
Total liabilities		$-	$

Note 16. Discontinued Operations – Sale of VitaMedica

On June 13, 2024, the Company sold VitaMedica, Inc. to three investors and had an effective day of June 1, 2024.  One of the minority interest investors is Allan Marshall, the Company’s Chief Executive Officer. The purchase price for the stock was $6,000,000, subject to certain customary post-closing adjustments. In addition, the Buyers are obligated to pay the Company for services provided according to the Transition Services Agreement.  Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded both continuing operations for all periods presented.  Discontinued operations of VitaMedica excluded in the condensed consolidated financial statements for the three and six months ended December 31, 2023 are as follows:

Summary of discontinued operations:

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Discontinued Operations
Revenue	$2,053,881	$4,034,277
Cost of sales	$527,960	$893,344
Sales, general and administrative expenses	$1,393,086	$2,805,860
Depreciation and amortization	$105,192	$237,750
Other expenses	$(60,881)	$(60,607)
Income (loss) from discontinued operations	$88,524	$157,930
Accounts receivable net of allowance for doubtful accounts	$232,643	$232,643
Fixed assets, net of accumulated depreciation	$64,473	$64,473
Total assets	$4,887,901	$4,887,901
Total liabilities	$471,389	$471,389

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

Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded from both continuing operations and segment results for all periods presented.  Discontinued operations of E-core excluded in the condensed consolidated financial statements for the three and six months ended December 31, 2023 are as follows:

Summary of discontinued operations:

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Discontinued Operations
Revenue	$12,311,248	$29,403,620
Cost of sales	$10,136,185	$25,561,984
Sales, general and administrative expenses	$1,266,125	$2,271,822
Depreciation and amortization	$403,875	$807,750
Other expenses	$44,493	$77,143
Income from discontinued operations	$460,570	$684,921
Accounts receivable net of allowance for doubtful accounts	$4,032,922	$4,032,922
Fixed assets, net of accumulated depreciation	$-	$-
Total assets	$25,755,903	$25,755,903
Total liabilities	$6,072,480	$6,072,480

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

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

For the three and six months ended December 31, 2024, the condensed consolidated financial statements of Upexi, Inc. include all of the subsidiary accounts included in the condensed consolidated financial statements for the three and six months ended December 31, 2023.

Interactive Offers, LLC a Delaware limited liability corporation; VitaMedica, a Nevada corporation; and E-Core Technology, Inc. d/b/a New England Technology, Inc. have been classified as discontinued operations for the three and six months ended December 31, 2023 and the assets and liabilities have been classified as current assets, and liabilities of discontinued operations and assets held for sale on the balance sheets for December 31, 2023.  There were no operations, assets or liabilities related to these discontinued operations for the three and six months ended December 31, 2024.

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

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended December 31, 2024 and 2023, which are included herein.

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

	December 31
	2024	2023	Change
Revenue	$4,005,492	$7,462,880	$(3,457,388)
Cost of revenue	$1,031,386	$2,895,838	$(1,864,452)
Sales and marketing expenses	$949,963	$1,486,274	$(536,311)
Distribution costs	$1,276,422	$2,131,892	$(1,223,790)
General and administrative expenses	$1,548,590	$1,584,339	$(35,749)
Other operating expenses	$272,330	$1,307,165	$(1,034,835)
Other expenses (income)	$228,111	$1,042,212	$(814,101)
Net (loss) gain on the sale of business	$-	$(39,961)	$39,691
Net income (loss) from discontinued operations	$-	$549,094	$(549,094)
Net (loss) income from continuing operations	$(1,301,310)	$(2,438,919)	$1,137,609

Revenues declined by $3,457,388 or 46% to $4,005,492 compared with revenue of $7,462,880 in the same period last year. Approximately $3,350,000 of the decline was related to the strategic shift away from recommerce business and approximately $350,000 decline in our MW Products, direct to consumer sales. These declines were offset by increased sales of approximately $275,000 in manufacturing and the LuckyTail pet products sales. Management has augmented the overall strategy of the Company to focus on product sales, including the development, production and distribution of branded products.

Cost of revenue decreased by 1,864,452 or 64% compared with the same period last year. The cost of revenue decrease is directly related to the sales declines described above. The gross profit decreased by approximately $1,593,000 compared with the same period last year, although the gross profit margin increase approximately 13% to 74% compared to 61% from the same period last year Management expects the trend to continue with the focus on sales of branded products.

Sales and marketing expenses decreased by $536,311 or 36% compared with the same period last year. The decrease in sales and marketing expenses was primarily related to the reduction of unnecessary agency expenses and a focused strategy on our core products.

Distribution costs decreased by $1,223,790 or 49% compared with the same period last year. The decrease in distribution costs was primarily related to the overall decline in the recommerce revenue. Management will continue to reduce overall distribution costs with the consolidation of products and facilities.

General and administrative expenses decreased by $35,749 or 2% compared with the same period last year. Since the consolidation to Florida and other changes in the business, management has actively been reducing general and administrative costs. Management expects that general and administrative expenses to continue to decline, with the most significant declines being realized in periods ending after December 31, 2024.

Other operating expenses decreased by $1,034,835 or , or 79%, compared with the same period last year. The decrease was primarily related to the impairment of intangibles at the end of the prior year, which drastically reduced amortization expense for the current period of acquired intangible assets and the decreased amortization of stock-based compensation.

Other expenses, which is primarily interest decreased by $814,101 or 78% compared with the same period last year. The decrease in interest expense was primarily related to the elimination of the acquisition debt on continuing entities for E-core and VitaMedica in the prior year.

A loss of $39,691 was recognized on the sale of Interactive offers and there was net income from discontinued operations of $88,524 and $460,570 from VitaMedica and E-core, respectively for the three months ended December 31, 2023.

The Company had a net loss of $1,301,310 for the three months ended December 31, 2024 compared to a loss of $2,438,919 for the three months ended December 31, 2023. The decrease in the net loss is primarily related to the above-mentioned changes.

Six Months Ended December 31, 2024 Compared to Six Months Ended December 31, 2023

	December 31
	2024	2023	Change
Revenue	$8,362,007	$15,737,570	$(7,375,563)
Cost of revenue	$2,457,833	$5,741,976	$(3,283,206)
Sales and marketing expenses	$1,991,388	$3,302,976	$(1,311,588)
Distribution costs	$2,732,147	$4,632,104	$(1,899,957)
General and administrative expenses	$2,916,280	$3,162,689	$(246,409)
Other operating expenses	$672,723	$2,955,492	$(2,282,769)
Other expenses (income)	$518,523	$1,895,495	$(1,376,972)
Net (loss) gain on the sale of business	$-	$340,933	$(340,933)
Net income (loss) from discontinued operations	$-	$649,811	$(649,811)
Net (loss) income from continuing operations	$(2,926,887)	$(3,794,307)	$867,420

Revenues declined by $7,375,563 or 47% to $8,362,007 compared with revenue of $15,737,570 in the same period last year. Approximately $6,500,000 of the decline was related to the strategic shift away from recommerce business and approximately $800,000 net decline in our branded products and manufacturing. Management expects that these declines are temporary as the primary factor was the transition and consolidation of the business to facilities in Florida. Management has augmented the overall strategy of the Company to focus on product sales, including the development, production and distribution of branded products.

Cost of revenue decreased by 3,283,206 or 57% compared with the same period last year. The cost of revenue decrease is directly related to the sales declines described above. The gross profit decreased by approximately $4,092,000 compared with the same period last year, although the gross profit margin increased approximately 7% to 71% compared to 64% from the same period last year Management expects the trend to continue with the focus on sales of branded products.

Sales and marketing expenses decreased by $1,311,588 or 40% compared with the same period last year. The decrease in sales and marketing expenses was primarily related to the reduction of unnecessary agency expenses and a focused strategy on our core products.

Distribution costs decreased by $1,899,957 or 41% compared with the same period last year. The decrease in distribution costs was primarily related to the overall decline in the recommerce revenue. Management will continue to reduce overall distribution costs with the consolidation of products and facilities.

General and administrative expenses decreased by $246,409 or 8% compared with the same period last year. Since the consolidation to Florida and other changes in the business, management has actively been reducing general and administrative costs. Management expects that general and administrative expenses to continue to decline, with the most significant declines being realized in periods ending after December 31, 2024.

Other operating expenses decreased by $2,282,769 or 77% compared with the same period last year. The decrease was primarily related to the impairment of intangibles at the end of the prior year, which drastically reduced amortization expense for the current period of acquired intangible assets, and the decreased amortization of stock-based compensation.

Other expenses, which is primarily interest decreased by $1,376,972 or 73% compared with the same period last year. The decrease in interest expense was primarily related to the elimination of the acquisition debt on continuing entities for the sale E-core and VitaMedica in the prior year.

A gain of $340,933 was recognized on the sale of Interactive offers and there was net income from discontinued operations of $157,930 and $649,811 from VitaMedica and E-core, respectively for the three months ended December 31, 2023.

The Company had a net loss of $2,926,887 for the six months ended December 31, 2024 compared to a loss of $3,794,307 for the six months ended December 31, 2023. The decrease in the net loss is primarily related to the above-mentioned changes.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2024	As of June 30, 2024
Current assets	$6,109,919	$11,419,918
Current liabilities	10,617,127	12,655,152
Working capital	$(4,507,208)	$(1,235,234)

Cash Flows

	Six Months Ended December 31,
	2024	2023
Cash flows used in operating activities – continuing operations	$(3,358,636)	$(1,736,636)
Cash flows provided by (used in) investing activities – continuing operations	5,838,106	(832,864)
Cash flows (used in) provided by financing activities – continuing operations	(2,734,538)	(2,702,648)

Cash flows provided by (used in) operating activities – discontinued operations	-	(1,867,998)
Cash flows (used in) investing activities – discontinued operations	-	(70,000)
Cash flows provided by (used in) financing activities – discontinued operations	-	3,284,532

Net decrease in cash during the period	$(255,068)	$(3,925,614)

On December 31, 2024, the Company had cash of $406,347, a decrease of $255,068 from June 30, 2024. The decrease in cash was primarily the operating losses, the increase in account receivable and the increase in inventory. This was offset by the sale of the building and the collection of the purchase price for E-core.

Net cash from operating activities benefited from non-cash expenses of $675,294, which was offset by an approximate $550,000 increase in accounts receivable and an increase in inventory of approximately $800,000 and the reduction of several liabilities. The negative cash flow from operations was anticipated by management as the Company augmented the overall strategy of the Company to focus on product sales, including the development, production and distribution of branded products.

Net cash provided by investing activities for the six months ended December 31, 2024 was $5,838,106 and net cash used in investing activities for the six months ended December 31, 2023 was $832,864. For the six months ended December 31, 2024 the primary cash provided was the sale of the building and the collection of the purchase price for E-core. For the three months ended December 31, 2023, $147,592 was provided by the sale of Interactive offers, net of liabilities paid, $500,000 was used for the purchase of the remaining equity of Cygnet and $345,586 was used for the acquisition of property and equipment, respectively.

Net cash flows used in financing activities for the six months ended December 31, 2024 was $2,734,538 compared to $2,702,648 used during the six months ended December 31, 2024. The $100,000 advance to the Company by Allan Marshall, the CEO, and the loan on the building of $2,634,538 was repaid during the six months ended December 31, 2024. During the six months ended December 31, 2023 the use of cash was for the scheduled repayment of debts and the Company made a $2,000,000 payment and instalment payments of $313,818 on the acquisition debt related to E-core.

The net cash flow provided by discontinued operations for the six months ended December 31, 2023 was $1,346,534. Cash flow from financing activities increased $3,284,532 from an increase in the E-core line of credit and offset by cash flows used in operating activities of discontinued operations from increases in inventory and accounts receivables.

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

Going Concern

Management has determined during the quarter that its strategic plan will require additional capital in the near term. While the Company is in the process of pursuing capital raises, those funds have not be realized as of the date of this report. As such, Management has disclosure in the financial statements the effect of this determination. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review.

We believe the weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the appointment of additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies, by the end of our 2025 fiscal year as resources allow.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business.

On March 14, 2024, Get Fit Fast Supplements, LLC, filed a lawsuit against Cygnet Online, LLC, et al., including, but not limited to the Company and Eric Hanig. The case is presently in active arbitration and is styled Get Fit Fast Supplements, LLC v. Cygnet Online, LLC, et al., American Arbitration Association Case No. 01-24-0003-1085. The foregoing action, and related actions that have been combined in the same arbitration, are principally a series of breach of contract and fraud cases related to the rights and obligations of the parties under the various transaction documents associated with the acquisition by the Company of Cygnet Online, LLC, and the acquisition, prior thereto, by Cygnet Online, LLC, of Get Fit Fast Supplements, LLC. The parties are seeking monetary damages in their various claims and counterclaims against one another. The Company is vigorously defending all claims made against it in the case.

Other than the foregoing, the Company is not involved in any pending legal proceeding or litigation, and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of its properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

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

UPEXI, INC.

Dated: February 14, 2025	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: February 14, 2025	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

