Form 10-K/A
period 2024-06-30
UPEXI, INC.
filed 2025-04-22
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Form 10-K ("Amendment No. 1") amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed on December 16, 2024 (the "Original Filing"). We are filing this Amendment No. 1 to attach as exhibits (i) the Upexi, Inc. Trading Policy, (ii) the Consent of our independent auditing firm, and (iii) the Upexi, Inc. Clawback Policy related to recovery of erroneously awarded executive compensation required to be adopted by December 1, 2023 and disclosed under Nasdaq Section 10D of the Securities Exchange Act of 1934, as amended, the SEC rules promulgated thereunder and Nasdaq Listing Rule 5608.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the date the Original Filing was filed with the SEC.

The audit report of GBQ Partners LLC, dated December 16, 2024, continues to apply to the consolidated financial statements included in the Original Filing, and has not been updated, reissued, or dual dated in connection with this Amendment

In addition Upexi, Inc.’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibit 31.1, 31.2, 32.1 and 32.2).

2

Table of Contents

Item 15. Exhibits and Financial Statement Schedules.

(a)	Consolidated financial statements

(1)	Consolidated financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits

3

Exhibit No.	Description
19	Trading Policy
23.1	Consent of Auditor
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

UPEXI INC.
(Registrant)

Dated: April 22, 2025	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 22, 2025	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 22, 2025	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 22, 2025	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 22, 2025	/s/ Gene Salkind
Gene Salkind
Director

Dated: April 22, 2025	/s/ Thomas C. Williams
Thomas C. Williams
Director

Dated: April 22, 2025	/s/ Laurence H. Dugan
Laurence H. Dugan
Director

5