Form 10-Q
period 2025-03-31
UPEXI, INC.
filed 2025-05-16
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025 the registrant had 37,253,373 shares of common stock, par value $0.001 per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPEXI, INC.

Interim Unaudited Condensed Consolidated Financial Statements

UPEXI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2025	2024

ASSETS
Current assets
Cash	$230,392	$661,415
Accounts receivable, net	180,897	606,885
Inventory, net	1,324,540	1,431,556
Due from VitaMedica transition	-	212,358
Prepaid expenses and other receivables	232,328	502,188
Assets available for sale - Building	-	4,005,516
Purchase price receivable - VitaMedica	2,000,000	2,000,000
Purchase price receivable - E-core	-	2,000,000
Total current assets	3,968,157	11,419,918

Property and equipment, net	1,972,522	2,356,556
Intangible assets, net	182,300	239,871
Goodwill	848,854	848,854
Deferred tax asset	5,948,858	5,948,858
Digital assets	44,732	-
Other assets	192,122	278,435
Right-of-use asset, net	1,909,769	2,418,596
Total other assets	11,099,157	12,091,170

Total assets	$15,067,314	$23,511,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,414,929	$481,647
Accrued compensation	1,098,146	1,098,856
Deferred revenue	23,914	235,255
Accrued liabilities	223,535	736,407
Accrued interest	834,056	476,018
Acquisition payable	260,652	413,152
Related party advances, net	75,000	100,000
Current portion of note payable	420,000	-
Current portion of convertible notes payable	525,000	-
Current portion of related party note payable	375,000	-
Current portion of Cygnet subsidiary notes payable	5,380,909	5,447,565
Note payable on building for sale	-	2,634,538
Current portion of operating lease payable	165,060	1,031,714
Total current liabilities	10,796,201	12,655,152

Operating lease payable, net of current portion	1,844,233	1,732,606
Related party note payable	125,000	500,000
Note payable	140,000	557,429
Convertible notes payable	311,170	1,550,000

Total long-term liabilities	2,420,403	4,340,035

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, and 25,000 and 25,000 shares issued and outstanding, respectively	150	25
Common stock, $0.001 par value, 100,000,000 shares authorized, and 1,430,429 and 1,045,429 shares issued and outstanding, respectively	1,430	1,045
Additional paid in capital	55,467,290	53,374,444
Accumulated deficit	(53,618,160)	(46,859,613)
Total stockholders' equity attributable to Upexi, Inc.	1,850,710	6,515,901
Total stockholders' equity	1,850,710	6,515,901

Total liabilities and stockholders' equity	$15,067,314	$23,511,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Revenue
Revenue	$3,160,480	5,223,242	$11,522,487	20,960,812
Cost of Revenue	1,601,374	3,955,559	4,059,207	9,696,598

Gross profit	1,559,106	1,267,683	7,463,280	11,264,214

Operating expenses
Sales and marketing	1,039,299	1,275,974	3,030,687	4,578,950
Distribution costs	990,049	2,061,469	3,722,196	6,693,573
General and administrative expenses	2,642,654	1,790,611	5,558,934	4,953,300
Unrealized (gain) loss on digital assets	5,268	-	5,268	-
Share-based compensation	521,353	212,758	695,229	965,229
Amortization of acquired intangible assets	19,191	658,858	57,571	1,976,574
Depreciation	198,519	306,185	658,986	901,521
Lease impairment (gain on settlement)	(269,994)	-	(269,994)	289,969
	5,146,339	6,305,855	13,458,877	20,359,116

Loss from operations	(3,587,233)	(5,038,172)	(5,995,597)	(9,094,902)

Other income (expense), net
Other	676	(10,376)	676	(30,063)
Interest (expense) income, net	(245,103)	(736,551)	(763,626)	(2,612,359)

Other income (expense), net	(244,427)	(746,927)	(762,950)	(2,642,422)
Loss on operations before income tax	(3,831,660)	(5,785,099)	(6,758,547)	(11,737,324)
Income tax benefit (expense)	-	1,501,595	-	2,668,769

Net loss from continuing operations	(3,831,660)	(4,283,504)	(6,758,547)	(9,068,555)
Gain (loss) from the sale of:
Interactive Offers	-	(103,263)	-	237,670
	-	(103,263)	-	237,670
Income (loss) on discontinued operations
Interactive offers	-	-	-	(193,040)
VitaMedica	-	81,978	-	239,908
E-core	-	186,177	-	871,098
Income (loss) income from discontinued operations	-	268,155	-	917,966

Net income (loss) attributable to Upexi, Inc.	$(3,831,660)	(4,118,612)	$(6,758,547)	$(7,912,919)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(2.87)	$(4.19)	$(5.92)	$(8.75)
(Loss) income per share from discontinued operations	$-	$0.26	$-	$0.89
Total income (loss) per share attributable to Upexi shareholders	$(2.87)	$(4.03)	$(5.92)	$(7.64)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(2.87)	$(4.19)	$(5.92)	$(8.75)
(Loss) income per share from discontinued operations	$-	$0.26	$-	$0.89
Total income (loss) per share attributable to Upexi shareholders	$(2.87)	$(4.03)	$(5.92)	$(7.64)

Basic weighted average shares outstanding	1,336,373	1,021,210	1,140,995	1,036,182
Fully diluted weighted average shares outstanding	1,336,373	1,021,210	1,140,995	1,036,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Non-controlling	Total Shareholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Interest	Equity

Balance, June 30, 2023	25,000	$25	1,010,843	$1,011	$51,541,909	$(23,201,175)	$(505,147)	$27,836,623

Issuance of stock and equity for purchase of Cygnet			4,505	5	162,722		505,147	667,874

Stock based compensation	-	-	-	-	421,887	-	-	421,887

Net loss for the three months ended September 30, 2023	-	-	-	-	-	(1,355,388)	-	(1,355,388)

Balance, September 30, 2023	25,000	$25	1,015,348	$1,016	$52,126,518	$(24,556,563)	$-	$27,570,996

Stock based compensation	-	-	-	-	330,584	-	-	330,584

Net loss for the three months ended December 31, 2023	-	-	-	-	-	(2,438,919)	-	(2,438,919)

Balance, December 31, 2023	25,000	$25	1,015,348	$1,016	$52,457,102	$(26,995,482)	$-	$25,462,661

Issuance of stock for conversion of debt	-	-	25,000	25	499,975	-	-	500,000

Stock based compensation	-	-	5,000	4	212,754	-	-	212,758

Net loss for the three months ended March 31, 2024	-	-	-	-	-	(4,118,612)	-	(4,118,612)

Balance, March 31, 2024	25,000	$25	1,045,348	$1,045	$53,169,831	$(31,114,094)	$-	$22,056,807

2025

Balance, June 30, 2024	25,000	$25	1,045,429	$1,045	$53,374,444	$(46,859,613)	$-	$6,515,901

Stock based compensation	-	-	-	-	141,298	-	-	141,298

Net loss for the three months ended September 30, 2024	-	-	-	-	-	(1,625,577)	-	(1,625,577)

Balance, September 30, 2024	25,000	$25	1,045,429	$1,045	$53,515,742	$(48,485,190)	$-	$5,031,622

Stock based compensation					32,578			32,578

Net loss for the three months ended December 31, 2024						(1,301,310)		(1,301,310)

Balance, December 31, 2024	25,000	$25	1,045,429	$1,045	$53,548,320	$(49,786,500)	$-	$3,762,890

Issuance of preferred series A stock	125,000	125			324,875			325,000

Issuance of stock for the conversion of debt			385,000	385	849,615			850,000

Issuance of beneficial conversion feature and warrants					223,127			223,127

Stock based compensation					521,353			521,353

Net loss for the three months ended March 31, 2025						(3,831,660)		(3,831,660)

Balance, March 31, 2025	150,000	$150	1,430,429	$1,430	$55,467,290	$(53,618,160)	$-	$1,850,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss from operations	$(6,758,547)	$(7,912,922)

Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	716,557	2,635,560
Amortization of loan costs	11,868	81,602
Amortization of consideration discount	358,038	900,339
Change in deferred tax asset	-	(2,668,769)
Inventory write off for Amazon Inventory	499,924	-
Provision for credit losses for Amazon receivable	554,260	-
Reduction of acquisition payable	(152,500)
Unrealized (gain) loss on digital assets	5,268	-
Lease impairment (gain on settlement)	(269,994)	-
Stock based compensation	695,229	965,229
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(128,272)	459,747
Inventory	(392,908)	2,251,230
Prepaid expenses and other assets	491,578	642,111
Operating lease payable	23,794	301,492
Accounts payable and accrued liabilities	419,700	(1,333,894)
Deferred revenue	(211,341)	(22,431)
Net cash used in by operating activities - Continuing Operations	(4,137,346)	(3,700,706)
Net cash provided by operating activities - Discontinued Operations	-	879,614
Net cash used in operating activities	(4,137,346)	(2,821,092)

Cash flows from investing activities
Proceeds from the sale of the building, net	4,005,516	-
Proceeds from the sale of E-core	2,000,000	-
Proceeds from the sale of Interactive Offers, net of liabilities paid	-	147,592
Acquisition and sale of digital assets	(50,000)
Acquisition of Cygnet Online LLC, net	-	(500,000)
Acquisition of property and equipment	(197,999)	(663,057)

Net cash provided by (used in) investing activities - Continuing Operations	5,757,517	(1,015,465)
Net cash (used in) investing activities - Discontinued Operations	-	(70,000)
Net cash provided by (used in) investing activities	5,757,517	$(1,085,465)

Cash flows from financing activities
Payment on acquisition notes payable	-	(280,972)
Payment on acquisition notes payable for E-core	-	(3,184,089)
Issuance of preferred stock series A	325,000	-
Repayment of Cygnet notes payable	(66,656)	-
Proceeds from related party advance	75,000	-
Proceeds from issuance of convertible notes	350,000	-
Repayment of related party advance	(100,000)	-
Repayment on note payable on building	(2,634,538)	(180,887)
Net cash used in financing activities - Continuing Operations	(2,051,194)	(3,645,948)
Net cash (used in) provided by financing activities - Discontinued Operations	-	3,284,532
Net cash used in financing activities	(2,051,194)	(361,416)

Net decrease in cash - Continuing Operations	$(431,023)	$(8,362,119)
Net (decrease) increase in cash - Discontinued Operations	$-	$4,094,146

Cash, beginning of period	$661,415	$4,492,291
Cash, end of period	$230,392	$224,318

Supplemental Cash Flow Disclosures
Interest paid	$329,102	$1,505,162
Income tax paid	$-	$-
Non-cash Investing and Financing Activities
Issuance of common stock for acquisition of Cygnet	$-	$162,727
Issuance of common stock for the repayment of convertible note payable	$850,000	$500,000
Issuance of debt for acquisition of Cygnet	$-	$300,000
Bloomios non-cash payment of receivables, net	$-	$845,443

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

The following subsidiaries had no activity during the three and nine months ended March 31, 2025 and 2024:

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

In addition, the Company has six wholly owned subsidiaries that had no activity during the years ended March 31, 2025 and 2024. All of the entities were dissolved or cancelled as of March 31, 2025.

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

MW Products operates from our corporate headquarters, managing direct to consumer, wholesale and Amazon sales for multiple brands and develops new products through our research and development team in Henderson, Nevada and distributes products through our Tampa, Florida warehouse.

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

Accounts Receivable - Amounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within a specified time from the invoice date. The trade terms vary based on the customer and typically range from prepaid to 45 days from the invoice date. Interest is not charged by the Company on past due accounts. The carrying amount of receivables is reduced by a valuation allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The net accounts receivable balances at March 31, 2025, June 30, 2024, and July 1, 2023 were $180,897, $ 606,885, and $2,046,700, respectively. Based on management’s review of accounts receivable, the valuation allowance was approximately $591,600 at March 31, 2025 and $61,750 at June 30, 2024, and $148,600 at July 1, 2023, respectively. The Company had bad debt expenses of $773,915 for the three and $783,915 nine months ended March 31, 2025 and $0 for the three and 6,000 nine months March 31, 2024.   Management increased the reserves for accounts receivable by $554,260 during the nine months ended March 31, 2025 and wrote off approximately $219,600 of accounts receivable balances.

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

Digital Assets – In accordance Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard.

The Company adopted this guidance effective January 1, 2025 as this was the start of the first reporting period the Company had Crypto Assets.

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

Conditions of Acceptance:

Sales of our consumable products and pet products, generally do not have customer acceptance terms.

The following table discloses disaggregated revenue for the three months ended:

	March 31, 2025	March 31, 2024
Primary geographical markets

United States of America	$3,116,889	$5,045,330
Other	43,591	177,912
Total	$3,160,480	$5,223,242

Product source

Internally manufactured	$2,205,436	$2,554,341
Contract manufactured	625,169	673,738
Purchased as finished good	229,875	1,995,164
Total	$3,160,480	$5,223,242

The following table discloses disaggregated revenue for the nine months ended:

	March 31, 2025	March 31, 2024
Primary geographical markets

United States of America	$11,344,823	$20,519,729
Other	177,664	441,083
Total	$11,522,487	$20,960,812

Product source

Internally manufactured	$7,049,894	$8,377,195
Contract manufactured	2,038,348	2,219,111
Purchased as finished good	2,434,245	10,364,506
Total	$11,522,487	$20,960,812

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

The following table discloses the deferred revenue:

	March 31, 2025	June 30, 2024
Deferred revenue	$23,914	$235,255

The deferred revenue or also referred to as funded backlog was $0 at July 1, 2023.  We expect to recognize 100% of the deferred revenue at March 31, 2025 and June 30, 2024, as revenue in the year ended June 30, 2025.

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

Advertising - The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes continual investment in advertising is critical to the development and sale of its branded products. Advertising costs of $491,510 and $366,943 were expensed as incurred during the three months ended March 31, 2025 and 2024, respectively.  Advertising costs of $1,331,133 and $1,463,550 were expensed as incurred during the nine months ended March 31, 2025, and 2024, respectively.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.  At March 31, 2025 and June 30, 2024, there was a valuation allowance of approximately $7,791,500 and a $6,100,000 valuation allowance was recorded at March 31, 2025 and June 30, 2024, respectively.

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

Reclassifications - Certain reclassifications have been made to the consolidated financial statements as of and for the three and nine months ended March 31, 2024 to conform to the presentation as of and for the nine months ended March 31, 2025.

Basis of Presentation and Principles of Consolidation - The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of March 31, 2025 and June 30, 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments expand income tax disclosure requirements by requiring an entity to disclose (i) specific categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, and (iii) the amount of taxes paid disaggregated by jurisdiction. The Company adopted this guidance effective for the annual reporting period beginning January 1, 2025 (fiscal year ended June 30, 2026). The adoption of ASU 2023-09 will impact the Company’s annual disclosures only.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which establishes accounting guidance for crypto assets meeting certain criteria. Solana meets these criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment was made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2023-08 for the year ended June 30, 2024, effective as of July 1, 2024. As a result of the adoption, the Company did not have cumulative-effect adjustment as the Company did not have any Crypto Assets prior to January 1, 2025.  In the current period, Solana is being held fair value.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures." The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities ("DD&A") (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e), (2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. The ASU is effective for annual periods beginning after December 15, 2026, and interim report periods beginning after December 15, 2027. Early application of the amendment is permitted. The ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Corporation is evaluating the effect that ASU 2024-03 will have on its condensed consolidated financial statements and related disclosures.

Note 3. Inventory

Inventory consisted of the following:

	March 31, 2025	June 30, 2024
Raw materials	$595,488	$465,535
Finished goods	729,052	966,021
	$1,324,540	$1,431,556

The Company writes off the value of inventory deemed excessive or obsolete. During the three months ended March 31, 2025, and March 31, 2024, the Company wrote off inventory valued at $ 369,290 and $107,384, net, respectively. During the nine months ended March 31, 2025, and March 31, 2024, the Company wrote off inventory valued at $418,030 and $67,928, net, respectively. The Company increased its inventory reserve by $499,924 during the nine months ended March 31, 2025 and had inventory reserves at March 31, 2025, and June 30, 2024, of $803,073 and $605,470, respectively.

Note 4. Property and Equipment

	March 31, 2025	June 30, 2024
Furniture and fixtures	$127,029	$127,050
Computer equipment	98,735	112,397
Internal use software	570,645	570,645
Manufacturing equipment	2,062,703	1,927,974
Leasehold improvements	814,157	767,418
Vehicles	89,359	89,359
Property and equipment, gross	3,762,628	3,594,844
Less accumulated depreciation	(1,790,105)	(1,268,288)
	$1,972,522	$2,356,556

Depreciation expense for the three months ended March 31, 2025, and 2024 was $198,519 and $306,185, respectively.

Depreciation expense for the nine months ended March 31, 2025, and 2024 was $658,986 and $901,521, respectively.

Note 5. Digital Assets

The following table summarizes the Company’s digital asset holdings as of:

	March 31,	June 30,
	2025	2024
Approximate number of Solana Tokens held	359	-
Digital asset carrying value	$44,732	$-

The following table summarizes the Company’s digital asset purchases, losses (gains) on digital assets for the three months ended March 31, 2025 and for the three months ended March 31, 2024:

	Three Months Ended
	March 31,
	2025	2024
Approximate number of Solana Tokens purchased	359	-
Digital asset purchases	$50,000	$-
Unrealized (loss) on digital assets	$(5,268)	$-

The following table summarizes the Company’s digital asset purchases, losses (gains) on digital assets for the nine months ended March 31, 2025 and for the nine months ended March 31, 2024:

	Nine Months Ended
	March 31,
	2025	2024
Approximate number of Solana Tokens purchased	359	-
Digital asset purchases	$50,000	$-
Unrealized (loss) on digital assets	$(5,268)	$-

The Company did not sell any of its Digital Assets during the three and nine months ended March 31, 2025 or 2024, respectively.  The Company valued the Solana Tokens at $124.60 per token the market price on March 31, 2025.

Note 6. Intangible Assets

Intangible assets as of March 31, 2025:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	201,492	182,300

Online sales channels	2 years	1,800,000	1,800,000	-
Vender relationships	5 years	6,000,000	6,000,000	-

		$10,018,484	$9,836,184	$182,300

For the three months ended March 31, 2025 and 2024, the Company amortized approximately $19,191 and 2,195,079, respectively.

For the nine months ended March 31, 2025 and 2024, the Company amortized approximately $57,571 and $3,512,794, respectively.

Intangible assets as of June 30, 2024:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	143,921	239,871

Online sales channels	2 years	1,800,000	1,800,000	-
Vender relationships	5 years	6,000,000	6,000,000	-

		$10,018,484	$9,778,613	$239,871

Future amortization of intangible assets on March 31, 2025 are as follows:

June 30, 2025	$19,189
June 30, 2026	76,758
June 30, 2027	76,758
June 30, 2028	9,595
$182,300

Note 7. Prepaid Expense and Other Current Assets

Prepaid and other receivables consist of the following:

	March 31, 2025	June 30, 2024
Insurance	$71,760	$116,074
Prepayment to vendors	104,622	203,556
Deposits on services	10,000	25,550
Prepaid monthly rent	-	60,041
Subscriptions and services being amortized over the service period	39,750	32,500
Stock issued for prepaid interest on convertible note payable		64,320
Other receivables	6,196	147

Total	$232,238	$502,188

All prepaid expenses are expected to be expensed during the following 12 months from the reporting date.

Note 8. Operating Leases

We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, and equipment. We determine if an arrangement is a lease, or contains a lease, at inception, and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of March 31, 2025, no option to extend the lease was recognized as right-of-use (“ROU”) assets and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our ROU assets and corresponding liabilities. We have elected not to present short-term leases on the condensed consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception.

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

During May 2021, the Company entered into a lease for an additional Nevada facility that commenced on May 1, 2021, and recorded a right of use asset and corresponding lease liability. The Company used this leased facility for additional warehouse space. The minimum lease payments were $34,956 and $69,684 for the three and nine months ended March 31, 2024, respectively. The Company moved out of the facility in April of 2024 when the lease term ended.

During November 2018, the Company entered into a lease for equipment that commenced on November 1, 2018, and recorded a right of use asset and corresponding lease liability. Lease expenses were $5,730 and $5,730 for the nine months ended March 31, 2025 and 2024, respectively.

On April 1, 2022, the Company acquired Cygnet which had entered into a lease for a Florida facility that commenced on October 8, 2021, and Cygnet had recorded a right of use asset and corresponding lease liability. The lease was set to expire on October 8, 2026. The Company uses this leased facility for warehouse and office space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU. Lease expenses were $33,022 and $60,180 for the three and nine months ended March 31, 2024, respectively. The Company abandoned the facility in October of 2023 and recognized a lease impairment of $289,969.

On March 15, 2023, the Company entered a lease for approximately 20,400 square feet of warehouse and office space, located in Tampa, Florida, to be used as the Company’s distribution center.  The initial term of the lease is thirty-eight months and was not completed when the lease was signed.  The Company moved into the facility in July 2023 and started operations. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU. During the nine months ended March 31, 2025, the Company recognized approximately $301,294 expense and approximately $264,902 for the nine months ended March 31, 2024.

On July 25, 2023, the Company entered a lease for approximately 5,700 square feet of office space, located in Tampa, Florida, to be used as the Company’s corporate headquarters.  The initial term of the lease is sixty-one months. During the nine months ended March 31, 2025, the Company recognized approximately $171,013 of expense and $96,071 expense for the nine months ended March 31, 2024.

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC, which is owned by our CEO, Allan Marshall. The lease is for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month. The initial term of the lease is five years. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU. The Company spent $611,768 in leasehold improvements to prepare the facility for product manufacturing, which will be amortized over the five year lease term. Product manufacturing was at full capacity and fully moved from the Nevada facility as of August 1, 2024. During the nine months ended March 31, 2025, the Company recognized approximately $239,832 of expense.

Operating leases are included in operating ROU assets, current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the condensed consolidated balance sheets. As of March 31, 2025, our finance leases are not material.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2025:

2025	$188,211
2026	770,004
2027	507,343
2028	486,733
2029	221,715
Total undiscounted future minimum lease payments	2,174,006
Less: Imputed interest	(164,713)
2,009,293
Less: current portion	(165,060)
Present value of operating lease obligation	$1,844,233

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2025 are:

Weighted average remaining lease term months	37
Weighted average incremental borrowing rate	5.0%

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2024 are:

Weighted average remaining lease term months	43
Weighted average incremental borrowing rate	5.0%

For the nine months ended March 31, 2025 and 2024, the components of lease expense, included general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025	Three Months Ended March 31 31, 2024	Nine Months Ended March 31, 2024
Finance lease expense:
Amortization of ROU assets	$185,148	$555,444	$173,405	$514,955
Interest expense	24,993	80,781	22,639	73,341
Operating lease cost	3,750	11,279	3,745	12,436
Short-term lease expense	-	-	171,577	558,936
Variable lease expense	56,819	160,490	36,395	95,731

Total lease cost	$270,710	$807,994	$407,761	$1,255,399

Note 9. Accrued Liabilities

	March 31, 2025	June 30, 2024
Accrued professional fees	189,957	312,500
Accrued sales tax	36,445	28,539
Other accrued liabilities	(2,867)	395,368
	$223,535	$736,407

Note 10. Convertible Promissory Notes and Notes Payable

Convertible promissory notes and notes payable outstanding are summarized below:

	Maturity	March 31,	June 30,
	Date	2025	2024
Convertible Notes:
Promissory Note, 21- month term, as amended, 18.11% interest payable with common stock and subordinate to the Convertible Notes. This note was amended as of November 15, 2023, extending the note to June 1, 2026 and adjusted the interest rate to 12%, paid in cash monthly.	June 1, 2026	$700,000	$1,550,000
2025 Convertible Notes, 24 month term, 3% interest and is convertible into the Company’s common stock at a per share price of $3.00 per common share. No payment of interest or principal is due until the end of the two year term if the loan is not converted. The loan also included a detachable warrant to purchase 116,668 shares of the Company’s common stock at a per share price of $3.00	March 7, 2027	350,000	-
Less current portion of notes payable		(525,000)	-
Unamortized discount on convertible note		(213,830)
Notes payable, net of current portion and unamortized discount		$311,170	$1,550,000

Notes payable, Cygnet subsidiary:
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2021	3,694,720	3,761,376
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,000,290	1,002,221
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	685,899	683,968
Total		$5,380,909	$5,447,565

Notes payable, Cygnet subsidiary, current		5,380,909	5,447,565

Notes payable, Cygnet subsidiary, net of current		$-	$-

Notes Payable on Building for sale:
Mortgage Loan, 10-year term note, 4.8% interest, collateralized by land and warehouse building	September 26, 2032	$-	$2,634,538

Note Payable:
Promissory Note, 21-month term note, 10% cash interest and subordinate to the Convertible Notes. This note was amended as of November 15, 2023, extending the note to June 1, 2026 and adjusted the interest rate to 12%, paid in cash monthly.	June 1, 2026	560,000	560,000

Notes payable, current		(420,000)	-
Discount on notes payable, current			-
Notes payable, current net of discount		$140,000	$560,000

Notes payable, long-term		140,000	560,000
Discount on notes payable, long-term			(2,571)
Notes payable, long-term, net		$140,000	$557,429

Related Notes Payable:
Marshall Loan, 2-year term note, 12% cash interest, 3.5% PIK interest and subordinate to the Convertible Notes. November of 2023 extended to June 1, 2026 and interest was adjusted to 12% cash interest, paid monthly	June 1, 2026	$500,000	$500,000

Discount on related party note payable, current		-	-
Notes payable, current, net of discount		$(375,000)	$-

Discount on related party note payable, long term		-	-
Notes payable, long term, net		$125,000	$500,000

Total convertible notes payable, acquisition notes payable, notes payable and related party note payable		$7,277,079	$10,689,532

Future payments on notes payable are as follows as of March 31, 2025:

	Note Payable	Related Party Note Payable	Convertible Notes	Cygnet Subsidiary Notes Payable	Total
2025	$420,000	$375,000	$525,000	$5,380,909	$6,700,910
2026	140,000	125,000	175,000	-	440,000
2027	-	-	350,000	-	350,000
	560,000	500,000	1,050,000	5,380,909	7,490,910
Note original discount	-	-	(213,830)	-	(213,830)
	$560,000	$500,000	$836,170	$5,380,909	$7,277,079

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

On March 7, 2025, the Company executed a convertible note with two investors, in the original principal amount of $350,000.  The term of the note is two (2) years and has an interest rate of three (3) percent. There are no interest or principal payments due during the term of the note. All principal and interest not converted during the term of the note is payable on March 7, 2027.  The convertible note and interest is convertible into the Company’s common stock at $3.00 per common share. Additionally, there were 116,668 warrant shares issued associated with these debt agreements.  The warrants are classified as equity instruments and are not subject to remeasurement. At the time of issuance, the market price of the Company’s common stock was $2.74 per share.

In accordance with ASC 470-20, the Company allocated the proceeds between the debt, beneficial conversion feature (BCF)  and the warrants based on their relative fair values. The fair value of the BCF and the warrants were calculated using the Black-Scholes option pricing model and had the following assumptions: expected volatility of 253%, risk-free interest rate of 3.99%, expected term of 2 years, and no expected dividends. The intrinsic values of the debt discount were $107,262 and $115,865, respectively. These balances were recorded as a debt discount, with a corresponding credit to Additional Paid-In Capital. The discounts are being amortized over the two-year term of the notes.

As of December 31, 2024, the unamortized debt discount related to the BCF and warrants was $213,813. The amortization of the discount is included in interest expense in the consolidated statement of operations.

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

In March 2025, Allan Marshall purchased 125,000 shares of Series A preferred shares from the Company at a per share price of $2.60 per preferred share. This purchase was settled through the cancellation of the $400,000 advance previously mentioned. At March 31, 2025 there was $75,000 of this advance remaining and was paid subsequent to the period end, March 31, 2025.

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

Note 12. Equity Transactions

Convertible Preferred Stock

The Company has 150,000 shares of Preferred Stock issued and outstanding to Allan Marshall, CEO.

250,000 shares of 150,000 preferred stock is convertible into the Company’s common stock at a ratio of 1.8 shares of preferred stock for a single share of the Company’s common stock at the holder’s option, has preferential liquidation rights and the preferred stock shall vote together with the common stock as a single class on all matters to which shareholders of the Company are entitled to vote at the rate of ten votes per share of preferred stock.

On March 12, 2025, Allan Marshall purchased 125,000 shares of Series A preferred stock that is convertible into the Company’s common stock at a ratio of 1 share of preferred stock for a single share of the Company’s common stock at the holder’s option, has preferential liquidation rights and the preferred stock shall vote together with the common stock as a single class on all matters to which shareholders of the Company are entitled to vote at the rate of ten votes per share of preferred stock.

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

During the three months ended March 31, 2025, the Company issued 350,000 shares of common stock to two different investors for the repayment of $850,000 of outstanding debt.  The weight average share price for the repayment of debt was approximately $2.21 per common share issued.

Subsequent to March 31, 2025, the Company issued 83,333 shares of common stock shares of common stock as part of incentive-restricted stock grant to certain employees and consultants that vested. The shares were valued at $287,432 or approximately $3.45 per common share.

Subsequent to March 31, 2025, the Company issued 222,000 of restricted stock grants as part of incentive-plan stock grant to certain employees that will vest over time.  None of these have vested and the shares were valued at $506,160 or approximately $2.28 per common share.

Note 13. Stock Based Compensation

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

A summary of stock option activity for the nine months ended March 31, 2025 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2024	217,490	$57.40	5.83	$-
Exercised	-	-	-	-
Forfeited	(181,137)	58.51	-	-
Granted	85,000	3.46	9.22	-
Options outstanding at March 31, 2025	121,353	$18.26	7.40	-
Options exercisable at March 31, 2025 (vested)	106,457	$20.28	7.60	$-

A summary of stock option activity for the nine months ended March 31, 2024 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2023	241,964	$66.20	6.23	$1,342,280
Exercised	-	-	-	-
Forfeited	(26,000)	86.80	-	-
Granted	20,000	29.40	1	-
Options outstanding at March 31, 2024	235,964	$67.20	5.44	-
Options exercisable at March 31, 2024 (vested)	227,868	$58.40	5.50	$-

Stock-based compensation expense attributable to stock options was $521,353 and $212,758 for the three months ended March 31, 2025, and 2024, respectively.  Stock-based compensation expense attributable to stock options was $695,229 and $965,229 for the nine months ended March 31, 2025, and 2024, respectively.   As of March 31, 2025, there was approximately $50,632 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was less than 90 days.

There were 85,000  stock options granted during the three and nine months ended March 31, 2025.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the nine months ended March 31, 2025:

March 31, 2025
Dividend rate	-
Risk free interest rate	4.31%
Expected term	5-10
Expected volatility	149%
Grant date stock price	$3.46

Subsequent to March 31, 2025, then Company granted 35,000 options under the 2019 Plan as amended.   The Company granted  the option with a 10 year term at a per share purchase price of 2.28 per common share.  In addition, the Company granted

There were 262,231 shares available for issuance as of March 31, 2025, under the 2019 Plan as amended.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the nine months ended March 31, 2024:

March 31, 2024
Dividend rate	-
Risk free interest rate	3.95%
Expected term	1
Expected volatility	63%
Grant date stock price	$29.40

Note 14. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. For the three and nine months ended March 31, 2025 the Company reserved 100% of the benefit calculated as income tax benefit and calculated a benefit of $988,500 and $1,691,500 for the three and nine months March 31, 2025, respectively.

For the three and nine months ended March 31, 2025, the difference between the U.S. statutory rate and the Company’s effective tax rate is due to the additional valuation allowance on the Company’s deferred tax assets during the period. The income tax benefit for the three months and nine months ended March 31, 2025, was primarily attributable to federal and state income taxes and nondeductible expenses for an effective tax rate of approximately 25.8%. The income tax benefit for the three months and nine months ended March 31, 2024, was primarily attributable to federal and state income taxes and non-deductible expenses for an effective tax rate of approximately 24.5%.

Deferred tax assets and liabilities resulting from temporary differences in the recognition of income and expenses for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of June 30, 2024 the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. The Company determined that it is more likely than not that the Company will have future taxable income. The Company used $2,506,514 of the federal net operating loss carryover during the year ended June 30, 2022, however during the years ended June 30, 2024 and June 30, 2023 the federal net operating loss increased significantly and management recorded a valuation reserve of $6,100,000.  As of March 31, 2025 the Company had a valuation reserve of approximately $7,791,500.

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

Summary of discontinued operations:

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Discontinued Operations
Revenue	$-	$158,147
Cost of sales	$-	$11,982
Sales, general and administrative expenses	$-	$339,205
Depreciation and amortization	$-	$-
Income (loss) from discontinued operations	$-	$(193,040)
Accounts receivable net of allowance for doubtful accounts	$-	$-
Fixed assets, net of accumulated depreciation	$-	$-
Total assets	$-	$-
Total liabilities	$-	$-

Note 17. Discontinued Operations – Sale of VitaMedica

On June 13, 2024, the Company sold VitaMedica, Inc. to three investors and had an effective day of June 1, 2024.  One of the minority interest investors is Allan Marshall, the Company’s Chief Executive Officer. The purchase price for the stock was $6,000,000, subject to certain customary post-closing adjustments. In addition, the Buyers are obligated to pay the Company for services provided according to the Transition Services Agreement.  Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded both continuing operations for all periods presented.  Discontinued operations of VitaMedica excluded in the condensed consolidated financial statements for the three and nine months ended March 31, 2024 are as follows:

Summary of discontinued operations:

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Discontinued Operations
Revenue	$2,673,744	$6,708,021
Cost of sales	$587,142	$1,480,486
Sales, general and administrative expenses	$1,888,490	$4,694,350
Depreciation and amortization	$115,896	$353,646
Income (loss) from discontinued operations	$81,978	$239,908
Accounts receivable net of allowance for doubtful accounts	$444,730	$444,730
Fixed assets, net of accumulated depreciation	$54,791	$54,791
Total assets	$4,901,950	$4,901,950
Total liabilities	$403,460	$403,460

Note 18. Discontinued Operations – Sale of E-Core

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

Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded from both continuing operations and segment results for all periods presented.  Discontinued operations of E-core excluded in the condensed consolidated financial statements for the three and nine months ended March 31, 2024 are as follows:

Summary of discontinued operations:

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Discontinued Operations
Revenue	$9,221,715	$38,625,335
Cost of sales	$7,606,275	$33,168,260
Sales, general and administrative expenses	$1,100,054	$3,371,876
Depreciation and amortization	$403,875	$1,211,625
Other expenses	$74,666	$2,476
Income from discontinued operations	$186,177	$871,098
Accounts receivable net of allowance for doubtful accounts	$4,219,460	$4,219,460
Fixed assets, net of accumulated depreciation	$-	$-
Total assets	$25,184,866	$25,184,866
Total liabilities	$5,471,259	$5,471,259

Note 19. Subsequent Events

On April 24, 2025 the Company closed on a private placement offering to sell 35,970,383 shares of the Company’s common stock at an offering price of $2.28 per share and pre-funded warrants to purchase 7,889,266 shares of common stock at an offering price of $2.279 per share of the Company’s common stock that may be exercised at a per share price of $0.0001.  The Company received approximately $92,586,000, net of broker fees, legal fees and other expenses incurred for the private placement.

Since March 31, 2025 the Company has purchased approximately 596,355 Solana Tokens with a cost based of approximately $84,157,000.

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

For the three and nine months ended March 31, 2024, the condensed consolidated financial statements of Upexi, Inc. include all of the subsidiary accounts included in the condensed consolidated financial statements for the three and nine months ended March 31, 2024.

Interactive Offers, LLC a Delaware limited liability corporation; VitaMedica, a Nevada corporation; and E-Core Technology, Inc. d/b/a New England Technology, Inc. have been classified as discontinued operations for the three and nine months ended March 31, 2024 and the assets and liabilities have been classified as current assets, and liabilities of discontinued operations and assets held for sale on the balance sheets for March 31, 2024.  There were no operations, assets or liabilities related to these discontinued operations for the three and nine months ended March 31, 2025.

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

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, which are included herein.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	March 31
	2025	2024	Change
Revenue	$3,160,480	$5,223,242	$(2,062,762)
Cost of revenue	$1,601,374	$3,955,559	$(2,354,185)
Sales and marketing expenses	$1,039,299	$1,275,974	$(236,675)
Distribution costs	$990,049	$2,061,469	$(1,071,420)
General and administrative expenses	$2,618,639	$1,790,611	$828,028
Other operating expenses	$474,335	$1,177,801	$(703,466)
Other expenses (income)	$(268,444)	$754,668	$(1,023,112)
Net (loss) gain on the sale of business	$-	$(103,263)	$103,263
Net income (loss) from discontinued operations	$-	$268,155	$(268,155)
Net (loss) income from continuing operations	$(3,831,660)	$(4,118,612)	$286,952

Revenues declined by $2,062,762 or 39% to $3,160,480 compared with revenue of $5,223,242 in the same period last year. Approximately $1,900,000 of the decline was related to the strategic shift away from recommerce business with the ongoing manufacturing and branded products remaining consistent.  Management has augmented the overall strategy of the Company to focus on product sales, including the development, production and distribution of branded products.

Cost of revenue decreased by 2,354,185 or 60% compared with the same period last year. The cost of revenue decrease is directly related to the sales declines described above. The gross profit increased by approximately $290,000 compared with the same period last year, and the gross profit margin increased approximately 25% to 49% compared to 24% from the same period last year.  There were inventory reserves increases to account for the limited recovery of recommerce products that are not able to be sold through channels such as Amazon.  Management expects the trend to continue with the focus on sales of branded products.

Sales and marketing expenses decreased by $236,675 or 19% compared with the same period last year. The decrease in sales and marketing expenses was primarily related to the reduction of unnecessary agency expenses and a focused strategy on our core products.

Distribution costs decreased by $1,071,420 or 52% compared with the same period last year. The decrease in distribution costs was primarily related to the overall decline in the recommerce revenue. Management will continue to reduce overall distribution costs with the consolidation of products and facilities.

General and administrative expenses increased by $828,028 or 46% compared with the same period last year. Since the consolidation to Florida and other changes in the business, management has actively been reducing general and administrative costs.  During the three months ended March 31, 2025 management reserved accounts receivables owed by Amazon that has been holding the funds for over 90 days.  Management is unable to reasonably estimate the recovery of these funds and has place a full reserve on these amounts due.   In addition, the Company has had significantly more legal and auditing costs during the period that are not expect to continue past June 30, 2025.  Management expects that general and administrative expenses to return to normal levels as the restructuring of the operations is significantly complete as of May 1, 2025 and reserves have been already been increased to reserve assets that may not be fully realized.

Other operating expenses decreased by $703,466  or 60%, compared with the same period last year. The decrease was primarily related to the impairment of intangibles at the end of the prior year, which drastically reduced amortization expense for the current period of acquired intangible assets and the decreased amortization of stock-based compensation.

Other expenses, which is primarily interest decreased by $1,023,112 or 136% compared with the same period last year. The decrease in interest expense was primarily related to the elimination of the acquisition debt on continuing entities for E-core and VitaMedica in the prior year.

A loss of $103,263 was recognized on the sale of Interactive offers and there was net income from discontinued operations of $81,978 and $186,177 from VitaMedica and E-core, respectively for the three months ended March 31, 2024.

The Company had a net loss of $3,831,660 for the three months ended March 31, 2025 compared to a loss of $4,118,612 for the three months ended March 31, 2024. The decrease in the net loss is primarily related to the above-mentioned changes.

Nine Months Ended March 31, 2025 Compared to Nine Months Ended March 31, 2024

	March 31
	2025	2024	Change
Revenue	$11,522,487	$20,960,812	$(9,438,325)
Cost of revenue	$4,059,207	$9,696,598	$(5,637,391)
Sales and marketing expenses	$3,030,687	$4,578,950	$(1,548,263)
Distribution costs	$3,722,196	$6,693,573	$(2,971,377)
General and administrative expenses	$5,534,919	$4,953,300	$581,691
Other operating expenses	$1,147,058	$4,133,293	$(2,986,235)
Other expenses (income)	$(786,967)	$26,347	$(813,314)
Net (loss) gain on the sale of business	$-	$237,670	$(237,670)
Net income (loss) from discontinued operations	$-	$917,966	$(917,966)
Net (loss) income from continuing operations	$(6,758,547)	$(7,912,919)	$1,153,805

Revenues declined by $9,438,325 or 45% to $11,522,487 compared with revenue of $20,960,812 in the same period last year. Approximately $8,277,000 of the decline was related to the strategic shift away from recommerce business and approximately $1,161,000 net decline in our branded products and manufacturing. Management expects that these declines are temporary as the primary factor was the transition and consolidation of the business to facilities in Florida. Management has augmented the overall strategy of the Company to focus on product sales, including the development, production and distribution of branded products.

Cost of revenue decreased by $5,637,391 or 58% compared with the same period last year. The cost of revenue decrease is directly related to the sales declines described above. The gross profit decreased by approximately $3,800,000 compared with the same period last year, although the gross profit margin increased approximately 11% to 64% compared to 54% from the same period last year. Management expects the trend to continue with the focus on sales of branded products.

Sales and marketing expenses decreased by $1,548,263 or 34% compared with the same period last year. The decrease in sales and marketing expenses was primarily related to the reduction of unnecessary agency expenses and a focused strategy on our core products.

Distribution costs decreased by $2,971,377 or 44% compared with the same period last year. The decrease in distribution costs was primarily related to the overall decline in the recommerce revenue. Management will continue to reduce overall distribution costs with the consolidation of products and facilities.

General and administrative expenses increased by $581,691 or 12% compared with the same period last year. During the nine months ended March 31, 2025 there were costs associated with the change in strategy and management reserved accounts receivables owed by Amazon that has been holding the funds for over 90 days.  Management is unable to reasonably estimate the recovery of these funds and has place a full reserve on these amounts due.   In addition, the Company has had significantly more legal and auditing costs during the period that are not expect to continue past June 30, 2025.  Management expects that general and administrative expenses to return to a more consistent level compared to operations as management is focused on the current treasury strategy and the restructuring and the redundant costs have been eliminated as of May 1, 2025.

Other operating expenses decreased by $2,986,235 or 72% compared with the same period last year. The decrease was primarily related to the impairment of intangibles at the end of the prior year, which drastically reduced amortization expense for the current period of acquired intangible assets, and the decreased amortization of stock-based compensation.

Other expenses, which is primarily interest decreased by $813,314 or 3087% compared with the same period last year. The decrease in interest expense was primarily related to the elimination of the acquisition debt on continuing entities for the sale E-core and VitaMedica in the prior year.

The Company had a net loss of $6,758,547 for the nine months ended March 31, 2025 compared to a loss of $7,912,919for the nine months ended March 31, 2024. The decrease in the net loss is primarily related to the above-mentioned changes.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2025	As of June 30, 2024
Current assets	$3,968,157	$11,419,918
Current liabilities	10,796,201	12,655,152
Working capital	$(6,828,044)	$(1,235,234)

Cash Flows

	Nine Months Ended March 31,
	2025	2024
Cash flows used in operating activities – continuing operations	$(4,137,346)	$(3,700,706)
Cash flows provided by (used in) investing activities – continuing operations	5,757,517	(1,085,465)
Cash flows used in financing activities – continuing operations	(2,051,194)	(3,645,948)

Cash flows provided by (used in) operating activities – discontinued operations	-	879,614
Cash flows (used in) investing activities – discontinued operations	-	(70,000)
Cash flows provided by (used in) financing activities – discontinued operations	-	3,284,532

Net decrease in cash during the period	$(431,023)	$(4,267,973)

On March 31, 2025, the Company had cash of $230,392 a decrease of $431,023 from June 30, 2024. The decrease in cash was primarily the operating losses, the increase in account receivable, decrease in deferred revenue and the increase in inventory. This was offset by the sale of the building and the collection of the purchase price for E-core.

Net cash from operating activities benefited from non-cash expenses of approximately $2,690,000, which was offset by the significant losses during the period.  The negative cash flow from operations was anticipated by management as the Company augmented the overall strategy of the Company to return the Company to cash flow positive and reduce expenses.

Net cash provided by investing activities for the nine months ended March 31, 2025 was $5,757,517.  For the nine months ended March 31, 2025 the primary cash provided was the sale of the building and the collection of the purchase price for E-core.

Net cash flows used in financing activities for the nine months ended March 31, 2025 was $2,051,194 compared to $3,645,948 used during the nine months ended March 31, 2024, which was primarily offset by the cash provided by financing activities of discontinued operations.  The loan on the building of $2,634,538 was repaid during the nine months ended March 31, 2025 and the Company received cash for the sale of Series A preferred stock and obtaining additional debt.  The Company was also able to eliminate debt by issuing stock to the debt holders.

On April 24, 2025 the Company closed on a private placement offering to sell 35,970,383 shares of the Company’s common stock at an offering price of $2.28 per share and pre-funded warrants to purchase 7,889,266 shares of common stock at an offering price of $2.279 per share of the Company’s common stock that may be exercised at a per share price of $0.0001.  The Company received approximately $92,586,000, net of broker fees, legal fees and other expenses incurred for the private placement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

UPEXI, INC.

Dated: May 14, 2025	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: May 14, 2025	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

