Form 10-K
period 2025-06-30
UPEXI, INC.
filed 2025-09-24
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 001-40535

UPEXI, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-3378978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3030 North Rocky Point Drive Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 287-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001	UPXI	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes     ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes     ☒ No

Indicate by check mark whether any of those corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.3 million, based upon the closing sale price of such stock on the Nasdaq Capital Market. The registrant has no non-voting common equity.

As of September 23, 2025, the registrant had 58,888,756 shares of common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 Upexi, Inc.

Form 10-K

For the Fiscal Year Ended June 30, 2025

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

PART I

Item 1. Business

General Overview

As used in this Annual Report and unless otherwise indicated, the terms “we”, “us”, “our”, “Upexi”, and the “Company” mean Upexi, Inc., a Delaware corporation, originally formed as a Nevada corporation in September of 2018. The Company has seven active subsidiaries that are part of the Company.

DESCRIPTION OF BUSINESS

Our Company

We are in the cryptocurrency industry and the management of cash assets through a cryptocurrency portfolio, primarily focused in Solana tokens and staking of those tokens.  We continue to be a brand owner specializing in the development, manufacturing, and distribution of consumer products.

Our Solana Treasury Strategy

Early in 2025, we updated and modified our cash management and treasury strategy to include holding digital currency assets directly on our balance sheet. This was a shift from before when we held excess cash primarily in FDIC-insured interest-bearing accounts. The change to adopt this strategy results from our intention to obtain the highest yield on excess cash. Under our new approach, our treasury policy focuses primarily on Solana (“SOL”). The approach involves applying a public-market treasury model to an asset that is considered earlier in its lifecycle than, with respect to both development and usage, as well as institutional adoption, Bitcoin.  Management will focus its resources to this digital asset strategy and a significant portion of the balance sheet will be allocated to holding Solana in the Company’s digital asset treasury. Currently our treasury is exclusively dedicated to the SOL digital asset and currently we do not intend to dedicate any of the treasury allocated capital to other digital assets.  We will stake the vast majority of the Solana in our treasury to earn a staking yield and turn the treasury into a productive asset.  Currently we are staking approximately 95% of our SOL treasury, and intend to maintain a similar or higher percentage going forward.  We do not hedge our SOL and do not have plans to hedge our SOL in the future.

Our treasury is intended to bring value to our shareholders in these ways:

•	We plan to utilize intelligent capital markets issuance – including the issuance of both equity and convertible debt - where we may issue capital in an accretive fashion for the benefit of shareholders to purchase and hold more Solana.
•	We will stake the majority of the Solana in our treasury to earn a staking yield and turn the treasury into a productive asset.
•	We will purchase locked Solana at a discount to the current spot price, which will provide higher gains for our shareholders as the discount moves to par over time.

Note that we are underpinned by Solana, which we believe is the leading high-performance blockchain and may see its price rise in the future. If this occurs, our Solana treasury will move up in value, also benefiting shareholders.

Our Staking Program

Pursuant to our treasury strategy, we will use our SOL in the treasury to generate a return through various opportunities with the most significant portion being allocated to our Staking Program.  We will utilize several validators in the Staking Program to reduce our risk with a single validator and maximize the overall yield from the Staking Program.  We will also dedicate a portion of the SOL in our staking program to utilize smaller validators to help improve the overall Solana ecosystem.  These Validators are scrutinized through our due diligence program and are initially only given a small amount of SOL for the Company to be able to verify the expected performance and yield, and to ensure that the validator should be included in our future allocation of SOL to validators.  Management evaluates the validators on a routine basis around performance, yield, and economics, and makes monthly adjustments on the overall allocation of the SOL in the treasury based on our evaluation.  Currently we have approximately 95% of our SOL treasury staked and target a similar or higher percentage in the future.

We maintain possession and control of the SOL when it is staked at all times. Native staking is generally considered a safe activity, as it is done in-protocol (i.e.. is built into Solana itself), and as, unlike other networks, Solana has not implemented “slashing” penalties for validators that either intentionally misbehave or perform their duties poorly.  As such, the major risk with staking is that we choose a validator with poor performance who realizes a low staking yield.  Additionally, as part of the “activating” and “exiting” processes of SOL staking, any staked SOL will be inaccessible for a period of time determined by a range of factors, resulting in certain liquidity risks that we manage.

Process of Staking

Management has bi-weekly meetings to evaluate treasury operations, including the staking of the Company’s SOL.  Based on these meetings, management determines the allocation of the SOL treasury to the Staking Program and determines the amount of allocation to each validator, ensuring that no single validator has such a large percentage of our stake that it represents concentration risk.

If it is determined to reduce the amount of the SOL dedicated to the Staking Program or it is determined to change the allocation of SOL to a validator, we will initiate an unstaking process and notify the validator of the change, which effectively reverses the delegation of the SOL from the applicable validator node.

Solana has a cooldown period known as the “deactivation period,” which is the time it takes for the unstaked SOL to become fully liquid. During this period, the tokens are not actively earning rewards, but they are also not yet available for transfer or use. The length of this period can vary based on network conditions, but is generally expected to be 48 hours or less. Once the cooldown period is complete, the Company will have complete control over the SOL, including the ability to sell the SOL or transfer it as determined by management.

Liquidity Management

The Company’s Staking Program involves the temporary loss of the ability to transfer, assign a new validator or otherwise dispose of the SOL. Under normal conditions, the Company will regain complete control over its unstaked SOL within two days of initiating the unstaking.   However, there can be no guarantee that such process will result in the Company regaining complete control of its SOL in time to satisfy its current obligations. We maintain a certain amount of liquid SOL in the treasury, classified as current digital assets at fair value and a certain amount of cash to ensure that the Company is able to satisfy its current obligations.

How We Earn Staking Rewards

To earn staking rewards, we delegate our SOL to leading Solana validators via Solana’s in-protocol delegation system. This means we deposit our SOL tokens into a staking account, which is then delegated to a validator’s vote account. We utilize native staking only, and stake to top validators who have demonstrated a track record of high performance, high yield generation, and attractive delegator economics. We use multiple validators to both maximize the return on our Solana treasury and to mitigate the risk of having only one or two validators for our treasury staking.

SOL and the Solana Network

SOL is a digital asset that is created and transmitted through the operations of the peer-to-peer Solana network (the “Solana blockchain” or “Solana network”), which is a decentralized network of computers operating the implementation of the Solana protocol. While certain entities such as Solana Labs, Inc. (“Solana Labs”) and the Solana Foundation have influence over the Solana network’s development and governance (which was particularly true during the network’s early years), no single entity owns or operates the Solana network, the infrastructure of which is collectively maintained by a decentralized user base. The Solana network allows the creation and exchange of tokens, including SOL, which are recorded on the Solana network. SOL can be used to pay for goods and services, including to send a transaction on the Solana network, or it can be swapped to other tokens or converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions under a market-based system. Furthermore, the Solana network allows users to write and implement general purpose code known as smart contracts or programs that create decentralized applications, and for users to openly interact with said decentralized applications.  Using programs, users can create decentralized applications covering a variety of categories and subsectors, including borrow/lend protocols, decentralized exchanges, social applications, web3 gaming, tokenized assets, AI agents, decentralized physical infrastructure networks, and many more.  As such, the Solana network expands blockchain use well beyond just a peer-to-peer money system.

The Solana protocol introduced the proof-of-history timestamping mechanism. Proof-of-history is not a consensus mechanism, but a cryptographic clock that enables greater organization without extensive communication, thereby increasing throughput.  Proof-of-history enables leaders to know when it’s their turn to produce a block, rather than requiring the entire network to first come to an agreement on the prior block before the leader can begin their work.

In addition to the proof-of-history mechanism, the Solana network uses a proof-of-stake consensus mechanism to incentivize SOL holders to validate transactions. Unlike proof-of-work, in which miners expend computational and energy resources to be the miner to propose a block and receive the block reward, in proof-of-stake, validators pledge or “stake” coins, perform duties such as proposing or validating blocks, and receive staking rewards generally in proportion to the amount of coins staked.  A validator that performs its duties poorly, whether maliciously or unintentionally, would receive fewer or no rewards.  Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work. Proof-of-history combined with a proof-of-stake consensus model are some of the components on Solana that enable high throughput and low-latency transaction processing.

Overview of the Solana Network

In order to own, transfer or use SOL directly on the Solana network on a peer-to-peer basis (as opposed to through an intermediary, such as a custodian or centralized exchange), a person generally must have internet access to connect to the Solana network and set up a wallet, which is the software that safeguards a user’s keypair (public key plus secret key). SOL transactions may be made directly between end-users without the need for an intermediary. To transact on the Solana network, a user, typically through an application such as a wallet or smart contract, will board the transaction to the current leader, who will organize the transactions into shards before the network processes and validates such transactions.  Using cryptography and its proof-of-stake consensus mechanism, the Solana network can come to a shared state of the network in a decentralized fashion and without a centralized leader.  Blocks are built on top of prior ones by subsequent leaders, continuing the process.

Prior to transacting on Solana, a user generally must first install on his computer or mobile device a software program that will allow the user to generate a private and public key pair such as a wallet. The wallet also enables the user to connect to the Solana network, interact with decentralized applications, and transfer or swap tokens with other users or applications.

Each user has his own key pair that is stored in such software, like a wallet.  To receive SOL in a peer-to-peer transaction, the SOL recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the SOL. The recipient, however, does not make public or provide to the sender its private key (though the network can still verify the validity of the signature – i.e. that it was signed by the holder of the private key – using cryptography). With cold storage, our Custodian maintains all of the private keys.

Neither the recipient nor the sender reveal their private keys in a peer-to-peer transaction because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses their private key, the user may permanently lose access to the SOL contained in the associated address. Likewise, SOL is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending SOL, a user’s Solana network software program must validate the transaction with the sender’s associated private key. In addition, since every computation on the Solana network requires processing power, there is a mandatory transaction fee involved with the transfer that is paid by the payor. The resulting digitally validated transaction is sent by the user’s Solana network software program to the Solana network validators to allow transaction confirmation.

Solana network validators record and confirm transactions when they validate and add blocks of information to the Solana blockchain. When a validator is selected to validate a block, it creates that block, which includes data relating to (i) the verification of newly submitted and accepted transactions and (ii) a reference to the prior block in the Solana blockchain to which the new block is being added. The validator becomes aware of outstanding, unrecorded transaction requests through peer-to-peer data packet transmission and distribution discussed above.

Upon the addition of a block of SOL transactions, the Solana network software program of both the spending party and the receiving party will show confirmation of the transaction on the Solana blockchain and reflect an adjustment to the SOL balance in each party’s Solana network public key, completing the SOL transaction. Once a transaction is confirmed on the Solana blockchain, it is irreversible.

Some SOL transactions are conducted “off-blockchain” and are therefore not recorded on the Solana blockchain. These “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding SOL or the reallocation of ownership of certain SOL in a pooled-ownership digital wallet, such as a digital wallet owned by a digital asset trading platform. If a transaction takes place through a centralized digital asset exchange or a custodian’s internal books and records, it is not broadcast to the Solana network or recorded on the Solana blockchain. In contrast to on-blockchain transactions, which are publicly recorded on the Solana blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly SOL transactions in that they do not involve the transfer of transaction data on the Solana network and do not reflect a movement of SOL between addresses recorded on the Solana blockchain. For these reasons, off-blockchain transactions are not immutable or irreversible as any such transfer of SOL ownership is not cryptographically protected by the protocol behind the Solana network or recorded in, and validated through, the blockchain mechanism.

Since inception, transaction fees on the Solana Network have comprised of a fixed rate of 0.000005 SOL per transaction, plus a variable fee component based on the computation resources used during the transaction. SOL holders can also pay an additional prioritization fee to expedite their transaction.

Validators

In proof-of-stake, validators risk or stake coins to be randomly selected to validate transactions and are rewarded for performing their responsibilities and behaving in accordance with protocol rules. Malfunctions that cause validators to go offline and, in turn, inhibit them from performing their duties can result in financial penalties. Any malicious activity, such as making incorrect attestations or otherwise violating protocol rules results may result in lower rewards or the lost opportunity to gain rewards. The penalty varies depending on the type of offense and correlation to potential offenses by other validators.

Validators are typically professional operations that design and build dedicated machines and data centers, including “clusters,” which are groups of validators that act cohesively and combine their processing to confirm transactions. When a validator confirms a transaction, the validator and any associated stakers receive a fee. During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or “MEV.” For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Solana network, users may attempt to gain an advantage over other users by offering greater transaction fees.

Validators less commonly capture MEV in the Solana network because, unlike the Ethereum network, it does not publicly expose transactions before they are accepted by a validator.

Staking rewards on the Solana network are determined by the protocol and are distributed to validators and their associated stakers based on the proportion of their stake relative to the total active stake in the network. The rewards are funded by inflationary issuance of new tokens and transaction fees collected on the network. The specific amount each validator and staker receives depends on, among other things, their share of the total stake, the validator’s uptime and performance, and the overall network conditions.

The historical range of staking rewards on the Solana network has varied due to differing levels of network congestion and protocol parameters. The actual annualized reward rate has fluctuated over time, reflecting changes in network activity, inflation rates, and protocol adjustments.

Staking rewards on Solana are distributed at regular intervals. At the end of each epoch, with one epoch being roughly two days, the reward is calculated. The reward is automatically distributed at the beginning of the subsequent epoch. This regular reward frequency ensures that participants receive their share of rewards in a timely manner, reflecting their contribution to network security and transaction validation.

How We Purchase or Sell Digital Assets

Our Management team reviews the Company’s short-term obligations and excess cash available to dedicate to the Treasury Strategy.  When it is determined that the Company has excess cash available to dedicate to the Treasury Strategy, we deploy that capital into one of our custodians and through acquisition strategies with the custodians and our asset manager. We acquire the SOL over several days or weeks to maximize the number of SOL that is acquired with the capital deployed.  If it is determined that the treasury needs to liquidate part of its SOL, the same process of selling the SOL into the market would be used.  The Company has not reduced its treasury or sold any of its SOL staking rewards to date.

Use of Custodians and Storage of SOL Tokens

We do not self-custody and only utilize third-party qualified custodians to hold our Solana.  We use qualified custodians that utilize risk management and operational best practices around items like hot vs. cold storage, access controls, custody technology, insurance, etc. Our primary custodian is BitGo Trust Company, Inc. (“BitGo”). We also maintain a custodial relationship with Coinbase, Inc. and are in the process of distributing our treasury to different custodians and onboarding other qualified custodians to ensure that we mitigate our Solana treasury risk through the use of several qualified custodians.

Storage of Our Digital Assets in our SOL Treasury

The Custodians

The Custodians are responsible for safekeeping all of the SOL owned by the Company. We maintain multiple Custodians to reduce the risk of a single failure and we plan to expand to additional custodians as our Treasury grows. The Custodian accounts are all opened by the Company, this segregates our assets into an individual custodian account owned by the Company and access is monitored and controlled by the Company. Our Asset Management Company is given access to the Custodian accounts with established controls to ensure transactions require consensus of a minimum of two individuals when assets are being transferred between wallets and additional controls if an asset of the Treasury is moved out of the Custodians control. The assets go through the Custodians Trust Company, which maintains its own insurance and is regulated by their respective state where the trust is incorporated in.

Our primary custodian is currently BitGo Trust Company, Inc. a South Dakota corporation (“BitGo”) and is regulated by the state of South Dakota.  On May 1, 2025, we entered into a Custodial Services Agreement with BitGo (the “BitGo Agreement”) to hold our digital currency. The term of the BitGo Agreement is for one year with successive one-year renewals unless prior notice of non-renewal is given by either party. The Company pays BitGo a monthly digital asset storage fee based upon the market value of the assets in storage, plus $500. The BitGo Agreement is terminable by either the Company or BitGo on thirty days’ notice as a result of a breach of the Agreement and may be suspended by BitGo if the Company violates the intended use of the account or due to a change in the applicable law, litigation or bankruptcy.

Our secondary custodian is Coinbase Inc., a subsidiary of Coinbase Global, Inc., a Delaware corporation, which is primarily used for the acquisition of digital assets. On May 5, 2025, the Company entered into an Institutional Client Agreement with Coinbase (the “Coinbase Agreement”). The Coinbase Agreement is terminable at will by either the Company or Coinbase.  The Company pays Coinbase its regularly scheduled fees based on the dollar trading volume over a thirty-day period. The Coinbase Agreement is terminable by either the Company or Coinbase on ten days’ notice as a result of a breach of the Agreement and may be suspended by Coinbase if the Company violates the intended use of the account or due to a change in the applicable law, governmental proceeding, litigation or bankruptcy. Coinbase may also close the Company’s account if it has been inactive for more than one year.

BitGo maintains a $250,000,000 policy against loss, theft and misuse.  Currently we have approximately $253,000,000 of treasury value at Bitgo, based on the SOL price of $202.51 per token.  Coinbase has an insurance policy for any cash held in the account of $250,000.  We currently have less than $250,000 of cash held at Coinbase and less than $6,000,000 in SOL value, based on the SOL price of $202.51 per token.  At the current price of SOL as of the date of this report, these policies are not adequate to fully cover the full loss of our SOL.

Solana, as with all digital assets, can be highly volatile.  Management reviews the account balances and the total value held with custodians to allocate the Company’s holdings between multiple accounts and custodians to mitigate risk. We do not use self-storage for any of the SOL treasury assets.

Private keys are generated by the Custodian in key generation ceremonies at secure locations using offline devices that have never been connected to a network. Private keys are generated according to detailed procedures using specialized offline devices and within these secure facilities to mitigate risk of hacks, errors, or other unintended external exposure. Key ceremony processes are highly controlled, require segregation of duties across multiple parties and are reviewed and witnessed by designated oversight personnel. Thorough validations and signoffs are performed to verify the integrity and security of key generation ceremonies.

The Custodians hold a majority of SOL in cold storage and provides a user interface for the Company to manage the allocation of SOL between cold and hot storage for the wallets.  The Company maintains more than 98% of its SOL treasury in cold wallets.

The Custodians have multiple, redundant cold storage sites, which are geographically distributed including sites within the United States. Cold storage locations of the Custodian are monitored by 24x7 on-site security, video surveillance and alarms, hardened room structures, and access to these facilities is controlled by multi-person controls, multi-team access rules, and multi-factor authentication. The locations of the cold storage sites may change at the discretion of the Custodian and are kept confidential by the Custodian for security purposes. Transactions from cold to hot storage require physical access, according to the above controls, to one or more cold storage facilities, as well as systematically enforced approvals and integrity verifications, before the secure device can be used to cryptographically complete the transaction. At no point during this process is the private key removed from the secure device(s) nor the cold storage facility. Once these security processes have been completed, a transfer on the Solana network can be executed, as signed using the private keys held offline in cold storage.

The Custodians also maintain geographically dispersed backups of private keys, which are cryptographically generated into shards and stored in separate locations; multiple locations must be accessed to reconstruct a single key. The storage facilities are highly secured, and include 24x7 on-premises security presence, video surveillance, and alarms for unexpected entry. Access to facilities is controlled by multi-person controls, multi- team access rules, and multi-factor authentication.

All of our Custodians have SOC type 2 reports that the Company has reviewed and we get regular bridge reports from our Custodians to help ensure the controls are being maintained.  Our Custodians maintain their own insurance policies to cover our loss, which is in addition to the policies that we maintain ourselves.  We currently have two qualified Custodians that we have approved for our treasury use and we are in the process of onboarding a third as part of our risk management process.

The Company is charged for storage fees, staking fees and transaction fees for services specifically requested by the Company or the Asset Management Company.  Except as set forth above, the contract terms of the agreements are typically for one to three years and can be terminated upon 30 day notice and payment of all fees due and one month of additional fees.

SOL – the Token of the Solana Blockchain

Solana (SOL) is the native token of the Solana blockchain. According to Solana Compass – a popular website covering the Solana ecosystem that also runs a Solana validator – Solana was created with an initial supply of 500m SOL, though much of the initial supply was locked or earmarked for various use cases such as for the community, investors, foundation, team, etc.   New Solana tokens are brought into existence primarily through inflationary rewards distributed to validators (and delegators). Solana currently has a total supply of 606.5m SOL, a circulating supply of 538.2m, and no maximum supply.   The Solana staking yield is made up of three primary components: inflationary rewards, transaction/priority fees, and maximal extractable value (MEV).  Inflationary rewards started out at 8.0%, currently sit at 4.3%, and will fall 15% every epoch-year until it reaches a long-term floor of 1.5%.  There are currently 27.2m locked SOL, representing 6.7% of the total SOL supply with various vesting schedules. Historically, 50% of all transaction fees were burned (with the other 50% going to the validator), but now all transaction fees go to the validator after the passage and adoption of Solana Improvement Document 96 (SIMD-96).

How SOL is Used

SOL is used as part of Solana’s proof-of-stake consensus mechanism.  In general, proof-of-stake blockchains have block producers called validators that run nodes, bond or stake the protocol’s native token, propose blocks when chosen to do so, and validate/sign the transactions and blocks of others when not. Validators are chosen to produce a block in proportion to their stake, which makes it extremely costly for bad actors to attempt to control the network and add invalid transactions to the blockchain.  Validators receive staking rewards for the work they perform, which further incentivizes validators to behave properly, as they would otherwise miss out on such rewards.  Other proof-of-stake networks often “slash” some or all of a validator’s stake if it intentionally or unintentionally performs its duties poorly, for example, by double-signing a transaction, though Solana has not implemented slashing at this time. In addition to its use within consensus, SOL is also a “gas token”, meaning that users of the Solana blockchain pay SOL to validators (and delegators) as compensation for processing their transactions.  As such, the value of SOL may increase if/as the Solana blockchain sees greater usage.

We see three particularly notable items giving Solana a technical advantage compared to many smart contract blockchain peers.  First, Solana’s proof-of-history gives validators a notion of time and enables them to produce blocks when it’s their turn without requiring the network to first agree upon the current block.  This results in immense speed advantages.  Second, unlike peer blockchains that often use single-threaded virtual machines, Solana enables parallel transaction execution to increase throughput and advantage of future hardware improvements resulting from an increasing CPU core counts.  Lastly, Solana optimized for speed and security, and is naturally growing into decentralization as hardware and bandwidth costs fall over time, optimally positioning it well along the Blockchain Trilemma.

The Solana Ecosystem

As one of the first “second-generation” high performance blockchains, Solana uniquely enjoys both the best-in-class technology described above, as well as strong network effects that have attracted a large, growing, and vibrant ecosystem of users, developers, and decentralized applications.  Indeed, while Solana is focused on bringing global finance onchain (commonly referred to as “onchain Nasdaq” or “Internet Capital Markets”), Solana’s performance and technical capabilities enable a plethora of use cases from decentralized finance (“DeFi”) to decentralized physical infrastructure networks (“DePIN”), AI agents, social media, gaming, stablecoins, real-world assets (“RWA”s), and more.  Moreover, according to Electric Capital’s 2024 Developer Report, Solana is the #1 ecosystem for new developers, growing 83% in 2024, with this metric often considered a leading indicator of blockchain growth.  Lastly, we note that Solana often leads all blockchains in key metrics such as daily active users, decentralized application revenues, and decentralized exchange volumes, sometimes putting up better metrics than all other chains combined.

Asset Management Agreement

On April 23, 2025, the Company entered into an Asset Management Agreement (the “Asset Management Agreement”) with GSR Strategies LLC (the “Asset Manager”), pursuant to which the Asset Manager shall provide discretionary investment management services with respect to the Company’s cryptocurrency treasury (the “Account Assets”). According to the Asset Management Agreement, the Asset Manager will invest the Account Assets, including any funds raised in accordance with the funding allocation provided in the Asset Management Agreement, principally with a long-only strategy primarily in Solana, including staking (and restaking0 Solana to improve returns (the “SOL Treasury Strategy”).

The Company shall pay the Asset Manager an asset-based fee (the “Asset-based Fee”) equal to 1.75% per annum, of the assets under the Asset Manager’s management, which shall be calculated and paid in advance as of the first business day of each calendar month, as determined by the Asset Manager in a commercially reasonable manner and in good faith, by reference to, where applicable, available prices on Coinbase as of 12:00 UTC on such day. For any asset prices not available on Coinbase, the Asset Manager shall determine the value of such assets in a commercially reasonable manner and in good faith by reference to reputable industry sources.

As compensation for services rendered by the Asset Manager, the Company issued warrants (the “GSR Warrants”) to the Asset Manager ( to purchase 2,192,982 shares of Common Stock at various prices per share of common stock as follows: (i) 877,193 shares of Common Stock at an exercise price of $2.28 per share of Common Stock; (ii) 438,596 shares of Common Stock at an exercise price of $3.42 per share of Common Stock; (iii) 438,596 shares of Common Stock at an exercise price of $4.56 per share of Common Stock; (iv) 438,597 shares of Common Stock at an exercise price of $5.70 per share of Common Stock.

The Asset Management Agreement will, unless early terminated in accordance with its terms, continue in effect until the twentieth (20th) anniversary of April 23, 2025. The Asset Management Agreement may be terminated by the Company without cause solely upon a two-thirds majority vote of the Company’s common stockholders to terminate the SOL Treasury Strategy. If the Company terminates the Asset Management Agreement for any other reason other than for cause, the Company shall pay the Asset Manager an early termination fee (the “Termination Fee) in the amount equal or greater of (i) five (5) times the aggregate amount of the management fees paid by the Company to the Asset Manager over the prior ten (10) year period, or (ii) $15 million. The Asset Management Agreement may be terminated for Cause (i) by the Company upon at least thirty (30) days prior written notice to the Asset Manager and (ii) by the Asset Manager upon at least sixty (60) days prior written notice to the Company.

The Brands

As a brand owner specializing in the development, manufacturing, and distribution of consumer products, we have developed or purchased certain brands that we continue to develop.

LuckyTail

LuckyTail, where at-home care meets innovation. We connect pet owners with the products they need to simplify and improve at-home wellness and grooming care for their beloved pets, empowering pet parents to provide their cherished furry companions with the pampering they deserve in the comfort of their own space.  LuckyTail products consist of its flagship nail grinder and other pet related products.

PRAX

At PRAX, we fuel modern go-getters to achieve their best selves through innovative energy solutions. Powered by paraxanthine—an advanced alternative to caffeine, our mission is to support your hustle and power your ambitions. Energize better, perform smarter, fuel differently.

Cure Mushrooms

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

Moonwalkr

At Moonwlkr, we craft cannabinoid experiences that take you beyond the ordinary. By combining award-winning natural flavors and one-of-a-kind blends, we invite you to feel the thrill of the unknown, the calm of weightless relaxation, or the anticipation of a new adventure.

Gumi Labs

At Gumi Labs we manufacture gummies and other products supporting our health and wellness products, including those products manufactured with hemp ingredients. Our manufacturing facility has been moved to Florida and is at full capacity as of August of 2024.

Upexi Distribution

At Upexi Distribution, we manage the warehousing and logistic needs of the Company and provide storage, consolidation, assembly, Amazon preparation, distribution and fulfilment services to our brands and our manufacturing operation.

Our History

The Company operates manufacturing and/or distribution centers supporting health and wellness products, including those products manufactured with hemp ingredients and our overall distribution operations.

July 2020 - the Company purchased Infusionz LLC. Infusionz was a similar business in the manufacturing and distribution of products and owned certain product brands that we believe could be expanded through the merger.

June 2021 – Upexi, Inc. became a listed Company on the NASDAQ stock exchange.

August 2021 - The Company purchased the assets of VitaMedica Corporation, a California corporation (VitaMedica). VitaMedica is a leading online seller of supplements for surgery, recovery, skin, beauty, health and wellness.

October 2021 - The Company purchased Interactive Offers, LLC, a Delaware limited liability company. Interactive provides programmatic advertising with its SaaS (Software as a Service) platform which allows for programmatic advertisement placement automatically on any partners’ sites from a simple dashboard.

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

January 2025 – The Company announced intention of investments into cryptocurrency.

April 2025 - The Company consummated a $100 million private placement offering and used the net proceeds from the offering to fund its treasury strategy.

July 2025 – The Company consummated a $50 million private placement offering and a $151.2 million convertible note offering in consideration for the exchange of Solana to continue to build its SOL treasury strategy.

Regulations

Digital Asset Treasury

The laws and regulations applicable to Solana and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the CFTC, the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of Solana, the markets for cryptocurrency in general, and our activities in particular, our business and our Solana acquisition strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our Solana strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many states legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The CFTC takes the position that some digital assets fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended, or CEA. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

In addition, because transactions in Solana provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of Solana and Solana platforms, and there is the possibility that law enforcement agencies could close Solana platforms or other Solana-related infrastructure with little or no notice and prevent users from accessing or retrieving Solana held via such platforms or infrastructure.

As noted above, activities involving Solana and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope.

Consumer Products Business

In the United States, hemp products that are manufactured by Upexi are regulated by the U.S. Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture (“USDA”), and various state agencies within the individual states. As an initial matter, the hemp products manufactured and distributed by Upexi must meet the requirements of the Agricultural Improvement Act of 2018 (the “Farm Bill”). Under the Farm Bill, all hemp products must contain no more than 0.3% of 9-delta-tetraydrocannabidiols (“9-delta”) on a dry weight basis. To ensure compliance with this provision, Upexi requires all hemp products it manufactures and distributes to contain no more than 0.3% of all tetraydrocannabidiols not simply 9-delta. The Farm Bill also requires that Upexi only use hemp manufacturers/producers that are duly licensed under state law or pursuant to the regulations issued by the USDA. Consequently, the Company processes, develops, manufactures, and sells its products pursuant to the Farm Bill. CBD products manufactured and distributed by Upexi Inc. must also meet the requirements of the federal Food, Drug, and Cosmetic Act (“FDCA”) and the federal Food and Drug Administration’s (the “FDA”) regulations implementing the FDCA. While neither the FDCA nor FDA has specific provisions that relate to the marketing of hemp products, the products are subject to the general adulteration and labeling provisions of the FDCA and FDA’s regulations depending on whether the product is marketed as a cosmetic, dietary supplement or food. The permissibility of hemp products containing cannabinoids remains in a state of flux. The FDA has issued guidance titled “FDA Regulation of Cannabis and Cannabis-Derived Products, Including Cannabidiol (CBD)” pursuant to which the FDA has taken the position that cannabidiol (“CBD”) is prohibited from use as an ingredient in a food or beverage or as a dietary ingredient in or as a dietary supplement based on several provisions of the FDCA. In the definition of “dietary supplement” found in the FDCA at Section 201(ff), an article authorized for investigation as a new drug, antibiotic, or biological for which substantial clinical investigations have been instituted and for which the existence of such investigations has been made public, is excluded from the definition of dietary supplement. A similar provision in the FDCA at 301(ll) makes it a prohibited act to introduce or deliver into commerce any food with a substance that was investigated as a new drug prior to being included in a food. There are no similar exclusions for the use of CBD in non-drug topical products, as long as such products otherwise comply with applicable laws. The FDA created a task force to address the further regulation of CBD and other cannabis-derived products and is currently evaluating the applicable science and pathways for regulating CBD and other cannabis-derived ingredients.

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

Our Company

Our Treasury Strategy

The Company has adopted a treasury policy under which the principal holding in its treasury reserve on the balance sheet will be allocated to digital assets, and specifically long term strategy of holding Solana (“SOL”) by applying a proven public-market treasury model to an asset that we believe is earlier in its lifecycle, structurally reflexive, and vastly underexposed.

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

As the manufacturer of our primary products, we can control our costs and improve profitability at each step of the process, starting with the development of new products. Our products take priority in terms of manufacturing, give us a higher inventory turnover rate, and accelerate the timeline for new product launches. In addition, we can adjust to market demands and change production schedules to ensure we maintain optimized inventory levels.

Our primary sales channel is our eCommerce site and our marketing team is led by an expert in online direct to consumer sales as she has been with the brand since its inception. We have the ability to direct product manufacturing and increase sales with special promotions and product variations with little or no delay in bringing the product to market.

Our direct-to-consumer focus reduces the overall supply costs as we do not have retail outlets or maintain distribution networks for small retail operations.

Our executive team comes from a background in logistics, with CEO, Allan Marshall, the founder of XPO Logistics (formerly known as Segmentz, Inc.). With increased shipping costs affecting online retailers, our strength is understanding this and finding ways to lower our costs and overhead, thus increasing profit margins on all our products.

Our Growth Strategy

Our growth will focus on the expansion of our brands portfolio through organic growth and optimization of our supply chain.

Direct-to-Consumer expansion.Our direct-to-consumer business is expected to be our growth driver for the next several years with additional brands and products.

Talent acquisition.A large part of our acquisition process is to not only evaluate the brand/product offerings, but to understand the team that has been responsible for its success. In a tough market for hiring, this has proven to be a strategic method for bringing on talent. We not only get a great brand, but look to retain the personnel, often the heartbeat of said brand, give them resources, and even utilize them for other brands that we have launched internally or acquired. We strongly believe that continued success relies on a growing team of experts across various industries.

Competition

There is heavy competition in our products. We are able to carve out certain niche markets within the industry as there are few competitors that control their manufacturing to distribution as we do. Our goal is to compete through our product delivery and introduction of new products that we manufacture and deliver directly to the consumer giving us an advantage on our competitors. We will focus on profitability, and grow efficiently, without the requirement of additional capital.

Employees

The Company has 59 full-time employees as of June 30, 2025 working out of its headquarters in Tampa, Florida, its Odessa, Florida, manufacturing facility, its distribution warehouse in Tampa Florida or individuals’ home-based offices.

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

As an emerging growth company, we are also exempt from Section 14A and B of the Securities Exchange Act of 1934, which require shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a smaller reporting company that qualifies as a non-accelerated filer.

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

Risks Related to Upexi

Upexi does not anticipate paying any dividends on its common stock.

No dividends have been paid on Upexi’s common stock. Upexi does not intend to pay cash dividends on its common stock in the foreseeable future, and anticipate that profits, if any, received from operations will be reinvested into its business. Any decision to pay dividends will depend upon its financial condition, operating results, and current and anticipated cash needs.

You may experience additional dilution in the future.

To raise additional capital, Upexi may in the future offer additional securities, including shares of its Common Stock, at prices that may not be the same as the price per share in this offering. Upexi may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which Upexi sells additional shares of common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in prior offerings. Furthermore, sales of a substantial number of shares of Upexi’s common stock in the public markets, or the perception that such sales could occur, could depress the market price of Upexi’s common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of Upexi’s stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to recent amendments to Rule 144, a non-affiliate stockholder who has satisfied a six-month holding period may, under certain circumstances, sell its shares, without limitation. Any substantial sale of Upexi’s common stock pursuant to Rule 144 or pursuant to any resale (including sales by investors of securities purchased in prior offerings) may have a material adverse effect on the market price of the common stock.

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

The Company’s prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including our success in attracting and retaining motivated and qualified personnel, our ability to establish short term credit lines or obtain financing from other sources, our ability to develop and market new products, our ability to control costs, and general economic conditions. We cannot assure you that the Company will successfully address any of these risks. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this annual report and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited consolidated financial statements in this annual report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Common Stock held by non-affiliates exceeds $700.0 million as of any December 31 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, after which, in each case, we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately.

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

We may seek to acquire or invest in businesses and product lines that we believe could complement or expand our product offerings or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed. Future acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial position and results of operations. In addition, if an acquired business or product line fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected.

Failure to successfully integrate acquired businesses and their products and other assets into our Company, or if integrated, failure to further our business strategy, may result in our inability to realize any benefit from such acquisition.

We expect to grow by acquiring relevant businesses. The consummation and integration of any acquired business, product or other assets into our Company may be complex and time consuming and, if such businesses and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated, expose our Company to increased competition or other challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, technology or other asset or arrangement.

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

Furthermore, sales of a substantial number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Risks Relating to Investing in Solana

The launch of central bank digital currencies (“CBDCs”) may adversely impact our business.

The introduction of a government-issued digital currency could eliminate or reduce the need or demand for private-sector issued cryptocurrencies, or significantly limit their utility. National governments around the world could introduce CBDCs, which could in turn limit the size of the market opportunity for cryptocurrencies, including Solana.

Absent federal regulations, there is a possibility that Solana may be classified as a “security.” Any classification of Solana as a “security” would subject us to additional regulation and could materially impact the operation of our business.

We believe that Solana is not a security but neither the SEC nor any other U.S. federal or state regulator publicly stated whether they agree with our assessment. Despite the Trump Administration’s Executive Order titled “Strengthening American Leadership in Digital Financial Technology” which includes as an objective, “protecting and promoting the ability of individual citizens and private sector entities alike to access and … to maintain self-custody of digital assets,” Solana has not yet been classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we have concluded that Solana is not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under The Investment Company Act of 1940, as amended (the “1940 Act”) is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that Solana is a “security” which would require us to register as an investment company under the 1940 Act.

We have also adapted our process for analyzing the U.S. federal securities law status of Solana and other cryptocurrencies over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that Solana is not a “security” is premised, among other reasons, on our conclusion Solana does not meet the elements of the Howey test. Among the reasons for our conclusion that Solana is not a security is that holders of Solana do not have a reasonable expectation of profits from our efforts in respect of their holding of Solana. Also, Solana ownership does not convey the right to receive any interest, rewards, or other returns

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. The regulatory treatment of Solana is such that it has drawn significant attention from legislative and regulatory bodies, in particular the SEC which has previously stated it deemed Solana a security. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that Solana, or any other digital asset we might hold is a “security.” As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if Solana was determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition, and prospects.

If we were deemed to be an investment company under the 1940 Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the 1940 Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the 1940 Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act.

Since our formation, we have been a brand owner specializing in the development, manufacturing and distribution of consumer products.  Recently, we have begun focusing on pursuing opportunities to expand our portfolio into coins, digital assets and M&A in the fintech space. With respect to Section 3(a)(1)(A), an amount in excess of 40% of our total assets holds Solana. Since we believe Solana is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the 1940 Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the 1940 Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

Solana and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the 1940 Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the 1940 Act, which would increase the percentage of securities held by us for 1940 Act purposes. The SEC has requested information from a number of participants in the digital assets ecosystem, regarding the potential application of the 1940 Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the 1940 Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the 1940 Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the 1940 Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the 1940 Act—including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons—likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As Solana and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Solana. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Solana or the ability of individuals or institutions such as us to own or transfer Solana.

If Solana is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Solana and in turn adversely affect the market price of our common stock. Moreover, the risks of us engaging in a Solana treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Our Management relies upon the advice of an asset manager through an asset management agreement to assist in building a narrowly focused investment strategy and the execution of the Company’s strategy and may not yield the desired return.

Our management and GSR Strategies, LLC, the asset manager, will have broad discretion in the application of the net proceeds from any offering by the Company and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline.

We may use the net proceeds from any offering by the Company to purchase additional Solana, the price of which has been, and will likely continue to be, highly volatile.

We may use the net proceeds from any offering by the Company to purchase additional Solana. Solana is a highly volatile asset. Solana does not pay interest, but if management determines to stake the Solana tokens in treasury, rewards can be earned on Solana. The ability to generate a return on investment from the net proceeds from any offering by the Company will depend on whether there is appreciation in the value of Solana following our purchases of Solana with the net proceeds from any offering by the Company. Future fluctuations in Solana’s trading prices may result in our converting Solana purchased with the net proceeds from any offering into cash with a value substantially below the net proceeds from such an offering.

Momentum pricing.

The value of a single unit of SOL, as represented by various exchanges, may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, SOL may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of SOL, and, in turn, our stock price.

The trading prices of many digital assets, including SOL, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of SOL, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including SOL, have experienced extreme volatility throughout their existence, including in recent periods and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including SOL, experienced significant volatility throughout 2021 and 2022. This volatility became extreme in November 2022 when FTX Trading Ltd. (“FTX”) halted customer withdrawals. Developments during the last cryptocurrency bear market led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity. Digital asset prices, including SOL, have continued to fluctuate widely. For example, according to Bloomberg, Solana’s 90-day realized volatility has generally ranged from 70-100% over the last several months.

Extreme volatility in the future, including declines in the trading prices of SOL, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of SOL and other digital assets, including a depreciation in value.

Currently, we do not hedge against SOL volatility, as our goal is to benefit shareholders through long-term value appreciation rather than short-term hedging. While we may consider hedging strategies for our treasury or acquisitions in the future, there is no guarantee they will significantly reduce digital asset volatility or increase the treasury’s value.

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of SOL and the Company’s Share Price. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional Bitcoin, provided that those strategies impose no incremental costs on American taxpayers.

There are numerous companies announcing their intention to build a digital asset treasury and specifically SOL treasury.  This concentration of SOL holdings within a few treasury companies could cause the price of SOL to rapidly decline based on one or more of these treasury companies liquidating their position and could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

There are currently a number of public companies that have announced intentions to accumulate Solana tokens, in addition to certain public companies that have already amassed Solana tokens as part of digital asset treasury strategies. This pool of buyers or potential buyers can significantly affect volume of transactions that would not otherwise exist and lead to concentrations of Solana tokens. The potential effect of such scale is a concentration of holdings that may lead to a wide range of price movements, whether that be increases to the upside or decreases to the downside. We cannot assure stability of prices of Solana tokens and to the extent the market price of our common stock moves in alignment with the price of Solana, we cannot assure stability with respect to the market price of our common stock.

Our Solana holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the crypto markets have been characterized by: significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets; relative anonymity; a developing regulatory landscape; potential susceptibility to market abuse and manipulation; compliance and internal control failures at exchanges; and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Solana at favorable prices or at all. Further, Solana which we hold with our custodians does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, pursuant to the asset management agreement we entered into with the asset manager, we are currently and may generally be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered Solana or otherwise generate funds using our Solana holdings, including in particular during times of market instability or when the price of Solana has declined significantly. If we are unable to sell our Solana, enter into additional capital raising transactions using Solana as collateral, or otherwise generate funds using our Solana holdings, or if we are forced to sell our Solana at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our Solana strategy, our use of leverage, the manner in which our Solana is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our Solana holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding Solana.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Solana, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Solana and our financial condition and results of operations could be materially adversely affected.

Substantially all of the Solana we own is held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our Solana. Solana and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Solana ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

•	a partial or total loss of our Solana in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Solana;
•	harm to our reputation and brand;
•	improper disclosure of data and violations of applicable data privacy and other laws; or
•	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Solana ecosystem or in the use of the Solana network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to Solana, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Solana industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We have limited history in generating staking revenues from Solana, which could adversely affect our business, financial condition and operating results.

Until recently, our business focus was as a brand owner specializing in the development, manufacturing, and distribution of consumer products. We reach consumers through our direct-to-consumer network, wholesale partnerships, and major third-party platforms like Amazon.

We have recently shifted the focus of our operations to a treasury policy under which the principal holding in its treasury reserve on the balance sheet will be allocated to digital assets, and specifically long term strategy of holding Solana (“SOL”) by applying a proven public-market treasury model to an asset that we believe is earlier in its lifecycle, structurally reflexive, and vastly underexposed.

We have a limited operating history with the current scale of our business, which makes it difficult to forecast our prospects and future results of operations. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our recent revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including unexpected government regulation, any reduction in the value of cryptocurrency  generally or Solana specifically, demand for our platform, increased competition, contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints or our failure, for any reason, to capitalize on growth opportunities. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.

If the digital asset award or transaction fees for recording transactions on the Solana network are not sufficiently high to incentivize validators may demand high transaction fees, which could negatively impact the value of SOL and the value of the Shares.

If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Solana network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the SOL blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•	Over the past several years, digital asset validating operations have evolved from individual users validating with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset validating operations are not sufficiently high, digital asset validators are more likely to immediately sell digital assets earned by validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price..

•	A reduction in the digital assets staked by validators on the Solana network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control.

•	Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions in the Solana blockchain or a software upgrade automatically charges fees for all transactions on the Solana network, the cost of using SOL may increase and the marketplace may be reluctant to accept SOL as a means of payment. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Solana network and force users to pay higher fees, thus reducing the attractiveness of the Solana network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Solana network, the value of SOL and the value of the Shares.

•	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Solana blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Solana network and could prevent the Company from completing transactions associated with the day-to-day operations of the treasury.

•	During the course of the block validation processes, validators exercise the discretion to select bundles of transactions within a block. Beyond the standard block reward and transaction fees, validators have the ability to extract what is known as Maximal Extractable Value (“MEV”) by strategically selecting bundles of transactions during block production to prioritize transactions associated with higher transaction fees and MEV capture. In blockchain networks that facilitate DeFi protocols in particular, such as the Solana network, users may attempt to gain an advantage over other users by offering additional fees to validators for effecting the order or inclusions of transactions within a block. Certain software solutions, such as Jito, have been developed which facilitate validators and other parties in the ecosystem in capturing MEV. The presence of MEV may incentivize associated practices such as sandwich attacks or front-running that can have negative repercussions on DeFi users. A “sandwich attack” involves placing two transactions—one before and one after—a large, detected trade to exploit the resulting price movement. Unlike Ethereum, Solana lacks a public mempool, making it harder to detect pending user transactions. However, validators can choose to run clients like Jito or Paladin, which support MEV strategies that may enable sandwich attacks. For instance, searchers can submit bundles of transactions with precise ordering, allowing them to surround a vulnerable trade if detected. In the context of MEV, “front-running” is said to occur when a user spots an unexecuted transaction and awaiting validation, and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction. Since Solana doesn’t have a public mempool (memory pool), validators and bots have limited visibility to unexecuted, or pending, transactions. Combined with Solana’s fast block times and parallel execution model, this makes it hard to detect and exploit user trades in real time. However, that doesn’t mean front- running is impossible. If a validator colludes with a bot, for example, it could potentially observe and front-run transactions. By running Jito or similar clients, validators have access to structure MEV systems where searchers submit bundles of ordered transactions to validators through an auction system. Validators select the most profitable bundles (based on transaction fees and MEV capture). Considering searchers determine the ordering through their bundles, front-running is possible. As of 2025, up to five transactions can be in a bundle for Jito. The transactions in a bundle must be executed atomically and in sequence, meaning if one transaction fails, the entire bundle does not get processed. Note, these MEV technologies, in this case Jito, can also offer user protections like front-running flags and protected order flow to mitigate risks. MEV may also compromise the predictability of transaction execution, which may deter usage of the network as a whole. Any potential perception of MEV as unfair manipulation may also discourage users and other stakeholders from engaging with DeFi protocols or the Solana network in general. In addition, it’s possible regulators or legislators could enact rules that restrict practices associated with MEV, which could diminish the popularity of the Solana network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of SOL and the value of the Shares.

Our trading orders may not be timely executed.

Our investment and trading strategies depend on the ability to establish and maintain an overall market position in a combination of financial instruments. Our trading orders may not be executed in a timely and efficient manner because of various circumstances, including, for example, trading volume surges or systems failures attributable to us or our counterparties, brokers, dealers, agents or other service providers. In such an event, we might only be able to acquire or dispose of some, but not all, of the components of our positions, or if the overall positions were to need adjustments, we might not be able to make such adjustments. As a result, we would not be able to achieve our desired market position, which may result in a loss. In addition, we can be expected to rely heavily on electronic execution systems (and may rely on new systems and technology in the future), which may be subject to certain systemic limitations or mistakes, causing the interruption of trading orders made by us.

Competition from other companies staking and utilizing Solana in their treasury plans.

We expect to contend with other companies also focused on developing digital asset staking operations. Market participants with sufficient knowledge and capital have the ability to acquire tokens on the open market and start staking, which would increase competition.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the price of SOL and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, SOL and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, SOL. As a result of any of the foregoing factors, the price of SOL could decrease, which could adversely affect the value of the Company’s Stock Price.

Competition from the emergence or expansion of other digital assets may negatively influence the price of SOL and have an adverse impact on the value of the Shares.

As of June 30, 2025, SOL ranked as the sixth largest digital asset by market capitalization, according to CoinMarketCap.com. SOL encounters competition from a broad spectrum of digital assets, including Bitcoin and Ether. Additionally, numerous consortiums and financial institutions are investing in private or permissioned blockchain platforms rather than open networks such as the Solana Network. SOL is currently supported by fewer trading platforms compared to more established digital assets like Bitcoin and Ether, which may affect its liquidity. The Solana Network also competes directly with other smart contract platforms, including Ethereum, Polkadot, Avalanche, and Cardano. The emergence or growth of alternative digital assets or other smart contract platforms may diminish demand for, and the price of, SOL, thereby adversely affecting the value of the Shares.

Investors have the option to gain exposure to SOL through mechanisms other than the Company’s Shares, such as direct investment in SOL or through other financial vehicles, including securities or products backed by or linked to SOL. Specifically, the Company faces competition from other exchange-traded spot SOL products and similar digital asset vehicles, several of which have pending applications before the SEC or have already secured SEC approval. The Company’s ability to maintain its scale and achieve its intended competitive positioning may depend on various factors, such as its timing relative to competing products and its ability to raise additional capital.

Furthermore, if other financial vehicles tracking SOL constitute a significant portion of overall demand, substantial transactions involving these vehicles or private funds holding SOL could adversely affect the Index Price, NAV, NAV per Share, value of the Shares, Principal Market NAV, and Principal Market NAV per Share. Therefore, there can be no assurance that the Company will be able to preserve its scale or attain its intended competitive position relative to peers, which could negatively affect both the performance of the Company and the value of the Shares.

We may fail to develop and execute successful investment or trading strategies.

The success of our investment and trading activities will depend on the ability of our investment team and Asset Manager to identify overvalued and undervalued investment opportunities and to exploit price discrepancies. This process involves a high degree of uncertainty. No assurance can be given that we will be able to identify suitable or profitable investment opportunities in which to deploy our capital. The success of the trading activities also depends on our ability to remain competitive with other over-the-counter traders and liquidity providers. Competition in trading is based on price, offerings, level of service, technology, relationships and market intelligence. The success of investment activities depends on our ability to source deals and obtain favorable terms. Competition in investment activities is based on relationships. The barrier to entry in each of these businesses is very low and competitors can easily and will likely provide similar services in the near future. The success of our venture investments and trading business could suffer if we are not able to remain competitive.

We may make, or otherwise be subject to, trade errors.

Errors may occur with respect to trades executed on our behalf. Trade errors can result from a variety of situations, including, for example, when the wrong investment is purchased or sold or when the wrong quantity is purchased or sold. Trade errors frequently result in losses, which could be material. To the extent that an error is caused by a third party, we may seek to recover any losses associated with the error, although there may be contractual limitations on any third party’s liability with respect to such error.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity risks are overseen by the full Board of Directors and the Audit Committee as part of their regular oversight. Members of the Board and Audit Committee are encouraged to engage in ad hoc conversations with management on cybersecurity related updates to our risk management and strategy. Cybersecurity incidents are reported to the Chief Financial Officer to determine incident severity and response. In an effort to deter and detect cyber threats, we also provide all employees with access to digital assets with an ongoing cybersecurity awareness training program, which further educates employees and covers timely and relevant topics, including phishing, password protection, asset use and mobile security.

The Company has established processes to assess, identify, and manage material risks from cybersecurity threats as part of its overall enterprise risk management system. Its cybersecurity processes include security monitoring and detection through third-party vendors.   The processes also extend to oversight and identification of risks associated with vendors and customers if their computer systems interface with the Company’s information systems. Upon detection of a potentially material cybersecurity incident, the Company initiates its cyber incident procedure to investigate, contain, and remediate the incident.

The Company has not experienced any material cybersecurity incidents, and the expenses incurred from any security incidents have been immaterial. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple and potentially material risks to the Company, including potentially to the Company’s results of operations and financial condition. The Company relies extensively on information technology systems and could face cybersecurity risk. As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that the Company may expend greater resources to continue to modify and enhance protective measures against such security risks.

Storage of Our Digital Assets in our SOL Treasury

The Custodians

The Custodians are responsible for safekeeping all of the SOL owned by the Company. We maintain multiple Custodians to reduce the risk of a single failure and we plan to expand to additional custodians as our Treasury grows. The Custodian accounts are all opened by the Company, this segregates our assets into an individual custodian account owned by the Company and access is monitored and controlled by the Company. Our Asset Management Company is given access to the Custodian accounts with established controls to ensure transactions require consensus of a minimum of two individuals when assets are being transferred between wallets and additional controls if an asset of the Treasury is moved out of the Custodians control. The assets go through the Custodians Trust Company, which maintains its own insurance and is regulated by their respective state where the trust is incorporated in.

Our primary custodian is currently BitGo Trust Company, Inc. a South Dakota corporation (“BitGo”) and is regulated by the state of South Dakota.  On May 1, 2025, we entered into a Custodial Services Agreement with BitGo (the “BitGo Agreement”) to hold our digital currency. The term of the BitGo Agreement is for one year with successive one-year renewals unless prior notice of non-renewal is given by either party. The Company pays BitGo a monthly digital asset storage fee based upon the market value of the assets in storage, plus $500. The BitGo Agreement is terminable by either the Company or BitGo on thirty days’ notice as a result of a breach of the Agreement and may be suspended by BitGo if the Company violates the intended use of the account or due to a change in the applicable law, litigation or bankruptcy.

Our secondary custodian is Coinbase Inc., a subsidiary of Coinbase Global, Inc., a Delaware corporation, which is primarily used for the acquisition of digital assets. On May 5, 2025, the Company entered into an Institutional Client Agreement with Coinbase (the “Coinbase Agreement”). The Coinbase Agreement is terminable at will by either the Company or Coinbase.  The Company pays Coinbase its regularly scheduled fees based on the dollar trading volume over a thirty-day period. The Coinbase Agreement is terminable by either the Company or Coinbase on ten days’ notice as a result of a breach of the Agreement and may be suspended by Coinbase if the Company violates the intended use of the account or due to a change in the applicable law, governmental proceeding, litigation or bankruptcy. Coinbase may also close the Company’s account if it has been inactive for more than one year.

BitGo maintains a $250,000,000 policy against loss, theft and misuse.  Currently we have approximately $253,000,000 of treasury value at Bitgo, based on the SOL price of $202.51 per token.  Coinbase has an insurance policy for any cash held in the account of $250,000.  We currently have less than $250,000 of cash held at Coinbase and less than $6,000,000 in SOL value, based on the SOL price of $202.51 per token.  At the current price of SOL as of the date of this report, these policies are not adequate to fully cover the full loss of our SOL.

Solana, as with all digital assets, can be highly volatile.  Management reviews the account balances and the total value held with a custodians to allocate the Company’s holdings between multiple accounts and custodians to mitigate risk. We do not use self-storage for any of the SOL treasury assets.

Private keys are generated by the Custodian in key generation ceremonies at secure locations using offline devices that have never been connected to a network. Private keys are generated according to detailed procedures using specialized offline devices and within these secure facilities to mitigate risk of hacks, errors, or other unintended external exposure. Key ceremony processes are highly controlled, require segregation of duties across multiple parties and are reviewed and witnessed by designated oversight personnel. Thorough validations and signoffs are performed to verify the integrity and security of key generation ceremonies.

The Custodians hold a majority of SOL in cold storage and provides a user interface for the Company to manage the allocation of SOL between cold and hot storage for the wallets.  The Company maintains more than 98% of its SOL treasury in cold wallets.

The Custodians have multiple, redundant cold storage sites, which are geographically distributed including sites within the United States. Cold storage locations of the Custodian are monitored by 24x7 on-site security, video surveillance and alarms, hardened room structures, and access to these facilities is controlled by multi-person controls, multi-team access rules, and multi-factor authentication. The locations of the cold storage sites may change at the discretion of the Custodian and are kept confidential by the Custodian for security purposes. Transactions from cold to hot storage require physical access, according to the above controls, to one or more cold storage facilities, as well as systematically enforced approvals and integrity verifications, before the secure device can be used to cryptographically complete the transaction. At no point during this process is the private key removed from the secure device(s) nor the cold storage facility. Once these security processes have been completed, a transfer on the Solana network can be executed, as signed using the private keys held offline in cold storage.

The Custodians also maintain geographically dispersed backups of private keys, which are cryptographically generated into shards and stored in separate locations; multiple locations must be accessed to reconstruct a single key. The storage facilities are highly secured, and include 24x7 on-premises security presence, video surveillance, and alarms for unexpected entry. Access to facilities is controlled by multi-person controls, multi- team access rules, and multi-factor authentication.

All of our Custodians have SOC type 2 reports that the Company has reviewed and we get regular bridge reports from our Custodians to help ensure the controls are being maintained.  Our Custodians maintain their own insurance policies to cover our loss, which is in addition to the policies that we maintain ourselves.  We currently have two qualified Custodians that we have approved for our treasury use and we are in the process of onboarding a third as part of our risk management process.

The Company is charged for storage fees, staking fees and transaction fees for services specifically requested by the Company or the Asset Management Company.  Except as set forth above, the contract terms of the agreements are typically for one to three years and can be terminated upon 30 day notice and payment of all fees due and one month of additional fees.

Item 2. Properties

Our executive and corporate offices, approximately 5,752 square feet, are located at 3030 North Rocky Point Drive, Suite 420, Tampa, Florida 33607, are leased on a 61-month term set to expire September 1, 2028. We also maintain a warehouse located at 5626 West Linebaugh Avenue, Units 101-102, Tampa, Florida 33624, approximately 20,351 square feet under a 38-month lease, set to expire June 1, 2026 and a manufacturing facility at 2510 Merchant Ave, Odessa, Florida 33556, approximately 10,200 square feet, under a five year lease set to expire on April 1, 2029.  The Company leases this facility from the owner our CEO, Allan Marshall.

Item 3. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation, and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties are subject, which would reasonably be likely to have a material adverse effect on the Company, other than the following:

•	On March 14, 2024, Get Fit Fast Supplements, LLC, filed for arbitration against Cygnet Online, LLC, and Eric Hanig. The case is presently in active arbitration and is styled Get Fit Fast Supplements, LLC v. Cygnet Online, LLC, et al., American Arbitration Association Case No. 01-24-0003-1085. The foregoing action, and related actions that have been combined in the same arbitration, are principally a series of breach of contract and fraud cases related to the rights and obligations of the parties under the various transaction documents associated with the acquisition by the Company of Cygnet Online, LLC, and the acquisition, prior thereto, by Cygnet Online, LLC of Get Fit Fast Supplements, LLC. The parties are seeking monetary damages in their various claims and counterclaims against one another. The Company, on behalf of Cygnet, is vigorously defending all claims made against Cygnet in the arbitration. The Company is not a party to this arbitration.

•	On September 6, 2024, Eric Hanig filed suit against the Company and Cygnet Online, LLC in state court in Nevada for an alleged failure to pay $300,000 pursuant to a Letter Agreement. The Company denies all claims and filed counterclaims against Eric Hanig for fraudulently inducing it to enter into the Letter Agreement and for absconding with the balance of Cygnet Online, LLC’s bank account.

•	On December 20, 2024 MVW Holdings filed a lawsuit against E-Core Technology, Inc., an entity formerly owned by the Company, and also named the Company as a defendant. The lawsuit alleges trade dress infringement for certain packaging used by E-Core for a limited number of products. The Company denies all liability for the alleged conduct and no longer owns E-Core.

•	On or about April 7, 2025, Bloomios, Inc., Infused Confections, LLC and Infusionz, LLC (collectively, the “Plaintiffs”), filed an action against the Company and each of its executive officers and directors, and Grove, Inc., which is the Company’s prior name. The action stems from Bloomios’ acquisition of Infusionz from the Company in October 2022. The Plaintiffs’ claims allege fraud, misrepresentation, and breach of contract, among other claims, and are seeking damages in an unspecified amount, plus punitive damages, and unspecified declaratory relief. The Company considers the action baseless. The Company was successful in obtaining the dismissal of individual Board members from this action and filed counterclaims for the approximately $19.5 million the Plaintiffs owe the Company from the transaction. The Company intends to seek reimbursement of all attorneys’ fees as a result of the false statements made by the Plaintiffs in the complaint.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the NASDAQ Stock Market LLC and is traded under the symbol “UPXI.” The Company’s common stock started trading on June 24, 2021.

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Holders of Record

There were approximately 185 holders of record of the Company’s common stock on June 30, 2025.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company established the 2019 Equity Incentive Plan, as amended (the “2019 Plan”). The plan grants incentives to select persons who can make, are making and continuing to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restricted stock. The 2019 Plan is administered by the Compensation Committee or such other committee (the “Committee”) as is appointed by the Board of Directors pursuant to the 2019 Plan. The Committee has full authority to administer and interpret the provisions of the 2019 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2019 Plan. On September 18, 2024, the Company filed a Certificate of Change with the Nevada Secretary of State to effect a reverse stock split of its common stock at a rate of 1-for-20 (the “Reverse Stock Split”), which became effective as of October 3, 2024 (the “Effective Date”). The Reverse Stock Split was approved by the Board of Directors in accordance with Nevada law. Concurrently, the Company’s shareholders consented to, and the Board of Directors approved, an amendment of the 2019 Plan to increase the maximum number of Shares that may be issued thereunder to 500,000 Shares, as adjusted for the 1 for 20 reverse stock split. On June 16, 2025, the shareholders approved an amendment to, the 2019 Plan to increase the number of shares issuable pursuant to awards granted under the 2019 Plan from 500,000 shares to 10,000,000 shares.

The following table summarizes information, as of June 30, 2025, relating to compensation plans under which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) **

Equity compensation plans approved by security holders	843,270	$3.39	9,027,903
Equity compensation plans not approved by security holders	—	—	—
Total	843,270	$3.39	9,027,903

 *Consists of 621,353 options outstanding and 221,917 RSUs outstanding.

** There have been 10,919 shares issued for the exercise of stock options and 117,908 shares issued for vested RSUs.

On August 19, 2025, subsequent to the year ended June 30, 2025, the shareholders approved an amendment to the 2019 Plan to increase the number of shares issuable pursuant to awards granted under the 2019 Plan from 10,000,000 shares to 25,000,000 shares.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On July 16, 2025, the Company issued secured convertible notes in the aggregate, principal amount of approximately $151.2 million, convertible into 35,569,224 shares of Common Stock at $4.25 per share.

On July 11, 2025, the Company issued 12,457,186 shares of Common Stock, at an offering price of $4.00 per share and $4.94 per share for certain members of the Company’s management and members of the board of directors.

On April 24, 2025, the Company issued: (i) 35,970,383 shares of Common Stock, at an offering price of $2.28 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 7,889,266 shares of Common Stock (the “Pre-Funded Warrant Shares”) at an offering price of $2.279 per Pre-Funded Warrant. Each of the Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.001 per Pre-Funded Warrant Share, are immediately exercisable, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

On April 24, 2025, the Company issued 241,228 shares of common stock as repayment of $550,000 of the Company’s debt.  The shares were valued at $550,000 or $2.28 per share.

In February of 2025, the Company issued 125,000 shares of common stock to two different investors for the repayment of $250,000 of outstanding debt.  The average share price for the repayment of debt was approximately $2.00 per common share issued.

In January of 2025, the Company issued 260,000 shares of common stock to two different investors for the repayment of $600,000 of outstanding debt.  The weighted average share price for the repayment of debt was approximately $2.31 per common share issued.

All of the securities issued by the Company as described above were issued pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws.

Issuer Purchases of Equity Securities

None.

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

Overview

We are in the cryptocurrency industry and the management of cash assets through a cryptocurrency portfolio, primarily focused in Solana tokens and staking of those tokens.  We continue to be a brand owner specializing in the development, manufacturing, and distribution of consumer products.

Our Solana Treasury Strategy

Early in 2025, we updated and modified our cash management and treasury strategy to include holding digital currency assets directly on our balance sheet. This was a shift from before when we held excess cash primarily in FDIC-insured interest-bearing accounts. The change to adopt this strategy results from our intention to obtain the highest yield on excess cash. Under our new approach, our treasury policy focuses primarily on Solana (“SOL”). The approach involves applying a public-market treasury model to an asset that is considered earlier in its lifecycle than, with respect to both development and usage, as well as institutional adoption, Bitcoin.  Management will focus its resources to this digital asset strategy and a significant portion of the balance sheet will be allocated to holding Solana in the Company’s digital asset treasury.

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

Results of Operations

Year Ended June 30, 2025, as compared to June 30, 2024:

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended June 30, 2025, and 2024, which are included herein.

	June,
	2025	2024	Change
Revenue	$14,826,336	$26,000,652	$(11,174,316)
Digital asset revenue	$985,009	$-	$985,009
Product costs	$4,943,305	$13,176,073	$(8,232,768)
Distribution costs	$4,691,964	$8,611,702	$(3,919,738)
Sales and marketing expenses	$4,001,094	$5,989,727	$(1,988,633)
General and administrative expenses	$11,935,582	$6,771,937	$5,163,645
Unrealized and realized (gain) loss on digital assets	$(105,474)	$-	$(105,474)
Other operating expenses	$3,114,620	$4,848,629	$(1,734,009)
Other (expense)	$(1,184,457)	$(3,141,166)	$1,956,709
Impairment of intangible assets and goodwill	$-	$7,869,425	$(7,869,425)
Lease (gain on sale) impairment	$(269,994)	$289,969	$(559,963)
(Gain) on the sale of assets and businesses	$-	$(448,882)	$448,882
Income from discontinued operations	$-	$1,164,184	$(1,164,184)
Net loss attributable to Upexi, Inc.	$(13,684,209)	$(23,658,438)	$9,974,229

Revenues decreased by $11,174,316, or 43%, for the fiscal year ended June 30, 2025, compared with the fiscal year ended June 30, 2024.  The Company divested from the recommerce business to focus primarily on brands that are owned or products that the Company produces as white label products for the brand owner.  The elimination of the recommerce business decreased sales by approximately $9,787,000, or 85%, of the decline in sales compared to the prior year.  The Company had revenue of approximately $985,000 from the newly implemented treasury strategy.  This digital asset treasury was established in May of 2025 and management expects the revenue generated from the treasury to significantly increase in fiscal year 2026.

Product costs decreased by $8,232,768, or 62%, compared with the fiscal year ended June 30, 2024. The two primary reasons for the decrease in products costs were the overall lower sales and the elimination of the lower margin recommerce business.  In addition, in the prior year there were significant inventory write offs and other non-cash expenses in the product costs that decreased the overall gross profit compared to the current year’s gross profit.

Gross profit decreased by approximately $2,942,000, or approximately 22.9% compared with the prior year, excluding the increase in gross profit related to the $985,000 of digital asset revenue.   The profit margin increased to approximately 67% of revenue compared to 49% of revenue in the prior year, excluding the digital asset revenue.  Management’s focus in fiscal year 2026 is on improving the overall gross profit and the profit margin of the business and increasing the revenue from our digital asset treasury.

Sales and marketing expenses decreased by approximately $1,988,000, or 33%, compared with the same period last year.  We have decreased the number of fixed costs in our marketing budget and focused our advertising expenditures.  The percentage of sales and marketing to the total sales will increase based on our elimination of the recommerce business, however with the elimination of many fixed expenditures, the changes should align with the overall total sales.

Distribution costs decreased by approximately $3,920,000 or 46%, compared with the fiscal year ended June 30, 2024.  The strategic change and divesture of the two businesses in 2024, along with the consolidation of operations to Florida reduced the Amazon fees by approximately $2,668,000, reduced the facility expenses by approximately $255,000 and the labor costs by approximately $743,000.  The remaining product sales do not rely on the Amazon distribution network and are distributed from one facility in Florida.

General and administrative expenses increased by approximately $5,163,645, or 76%, compared with the same period last year.   Over 75% of the increase was related to these three factors: 1) approximately $2,668,000 of additional expense in corporate compensation; 2) approximately $576,000 in additional professional services fees, including legal, audit and tax services; and 3) approximately $686,000 of additional public company expenses.   Our overall general and administrative expenses are expected to increase over the next year and then stabilize as we implement this overall treasury and business strategy.  Our continuous capital raising efforts and professional and public company expenses necessary to drive this strategy is significantly more than what the Company has required in the past.

Other operating expenses decreased by approximately $1,734,000, or 36%, compared with the same period last year.  These expenses are primarily non-cash expense for amortization of stock compensation, amortization of acquired intangible assets and depreciation.  The decrease in the amortization of acquired intangible assets was approximately $2,334,000 as approximately $7,869,000 was impaired in the prior year. Depreciation expense declined by approximately $587,000. These expenses were partially offset by approximately $1,187,000 of additional share-based compensation expense.

Our realized and unrealized gains was approximately $105,474 with none in the same period last year.  The price of Solana on June 30, 2025 was $154.74, as quoted on coinmarketcap.com and is the approximate cost basis of our Solana treasury at June 30, 2025.

Other expense decreased by approximately $1,957,000 or 63%, as compared with the same period last year, which primarily relates to the continued decrease in interest expense from payoffs of debts.

The Company recognized an impairment $289,969 on the Delray Beach warehouse during the year ended June 30, 2024 as part of closing the warehouse and the Company exiting the recommerce business.   This liability was settled in January of 2025 and resulted in a gain on the lease impairment of approximately $270,000.

In the prior year, the Company recognized a gain on the sale of assets and businesses of approximately $449,000.  This gain was from approximately $1,948,538 gain on the sale of VitaMedica, the gain of approximately $238,000 on the sale of Infusionz and CBD related assets, which recorded an approximate loss of $2,186,000 in the prior year.  This gain was offset by the loss of approximately $1,737,326 on the sale of E-Core.

The income and loss on discontinued operations was as follows:

	June 30, 2025	June 30, 2024
Interactive Offers	$-	$(187,003)
Infusionz	-	71,976
E-Core	-	1,065,575
VitaMedica	-	213,636

	$-	$1,164,184

The Company had a net loss of approximately $13,684,000 compared to a net loss of approximately $23,658,000 in the prior year.  The decrease in the net losses primarily related to the above-mentioned changes.

Liquidity, Capital Resources and Cash Requirements

Working Capital

	As of June 30, 2025	As of June 30, 2024
Current assets	$56,778,043	$11,419,918
Current liabilities	$32,563,906	$12,655,152
Working capital	$24,214,137	$(1,235,234)

Cash Flows

	Years Ended June 30,
	2025	2024
Cash flows (used in) operating activities – continuing operations	$(8,423,042)	$(4,894,751)
Cash flows (used in) provided by investing activities – continuing operations	(99,293,083)	831,112
Cash flows provided by (used in) financing activities – continuing operations	110,029,860	(353,789)

Cash flows provided by operating activities – discontinued operations	-	4,793,374
Cash flows used by investing activities – discontinued operations	-	(4,206,823)
Cash flows used by financing activities – discontinued operations	-	-

Net increase (decrease) in cash during the period	$2,313,735	$(3,830,877)

On June 30, 2025, the Company had cash of $2,975,150, or an increase of approximately $2,314,000, from June 30, 2024. The increase in cash was due to significant capital raised during the period and offset by the net loss from operations and capital investments in Solana for the digital asset treasury.  The significant increase in working capital is a result of the liquid SOL held by the Company in its digital asset treasury.

The net cash used by continuing operating activities was approximately $8,423,000.  The net loss of approximately $13,684,000 was offset by the non-cash expenses of approximately $758,000 for depreciation and amortization, $2,357,000 for stock-based compensation and issuance of common stock for services rendered by consultants, and the write off of inventory and credit losses relating to Amazon of approximately $1,682,824.  The change in operating assets and liabilities provided cash of approximately $1,931,000.  The digital asset revenue and unrealized gains and losses from the digital asset treasury is non-cash as the value was from staking revenue paid in additional Solana and the increase in market value over the purchase price for the Solana held in the digital asset treasury.

Net cash used in investing activities for the years ended June 30, 2025 and 2024 was approximately $99,293,000 and use of $3,376,000, respectively.     The most significant use of cash in investing activities was the purchase of Solana for the Company’s digital asset treasury.  This was offset by the collection of the purchase price in the sale of E-core and the proceeds from the sale of the building.

Net cash flows provided by financing activities for the year ended June 30, 2025 was approximately $110,030,000 compared to approximately $354,000 used during the year ended June 30, 2024.   During the year ended June 30, 2025, the Company raised approximately $92,556,000 from the sale of the Company’s common stock and obtained a short-term loan of $20,000,000 that is collateralized by certain assets of the digital asset treasury.   This was offset by the payment of debt and other common stock issued for the exercise of warrants or the issuance of convertible debt that was subsequently converted into common stock.

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

On May 28, 2024, the Company entered into an agreement to sell its Clearwater, Florida warehouse for a sale price of $4,300,000.  The sale of the building was completed on July 8, 2024 and provided $1,370,978 of working capital.

On June 13, 2024, the Company sold all of the issued and outstanding equity of VitaMedica, Inc. to three investors.  One of the minority interest buyers is Allan Marshall, the Company’s Chief Executive Officers.  The purchase price for the stock was $6,000,000, subject to certain customary post-closing adjustments. The net cash provided from the sale was $2,100,000, reduced liabilities of $1,900,000, a loan for $1,000,000 and a final $1,000,000 payment subject to certain inventory and working capital adjustments.

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

On March 7, 2025 the Company closed on $350,000 of convertible debt with a term of two years and an interest rate of 3%.   The debt was convertible into 116,118 shares of the Company’s common stock or $3.00 per share and was converted in June of 2025.  The convertible debt included warrants to purchase up to 116,118 shares of the Company’s common stock at a per share price of $3.00 per common share or for $350,000.   Warrants for $250,000 or 83,334 shares of common stock were exercised.   The Company received approximately $600,000 during the year related to the convertible debt and the exercised warrants.

On April 24, 2025 the Company closed on a private placement offering to sell 35,970,383 shares of the Company’s common stock at an offering price of $2.28 per share and pre-funded warrants to purchase 7,889,266 shares of common stock at an offering price of $2.279 per share of the Company’s common stock that may be exercised at a per share price of $0.0001.  The Company received approximately $92,556,000, net of broker fees, legal fees and other expenses incurred for the private placement.   Since June 30, 2025, all of the pre-funded warrants have been exercised and the 7,889,266 shares of common stock issued.

On May 23, 2023, The Company entered into a credit facility with BitGo Prime, LLC (“BitGo”).  Pursuant to a Master Loan Agreement (the “Agreement”) the Company may borrow up to $20,000,000 of Digital Currency or United States Dollars with interest at the rate of 11.5% per year.  The term of the credit facility is for one year and is renewable for successive one year options. Each individual loan under the facility is negotiable as to the amount, term prepayment or recall (payment demand).  The loans shall be collateralized by the Company’s treasury assets, already held at BitGo, the initial availability is based on 260% collateral level and a margin call level of 175%.  There are no requirements or fees for non-use of the credit facility and the facility can be increased in the future based on the value of the assets BitGo is the custodian of for the Company.  At June 30,2025, the outstanding balance of the credit facility was $20,000,000.  Subsequent to June 30, 2025 the credit facility increased to $50,000,000.  The $50,000,000 credit facility is outstanding as of the date of this report and was used for the purchase of Solana.

Liquidity of SOL Management

The Company purchases Locked Solana that cannot be purchased or sold on the normal market exchanges and is purchased and sold through negotiations directly with the owner of the Locked Solana or their agent.  The Locked Solana is unlocked through a schedule that will continue through January of 2028 and once unlocked is the same as any other liquid Solana in the Company’s treasury.  Since this Locked Solana could create significant delays if the Company needed liquidity, management monitors the overall percentage of the digital assets that are locked or do not have the normal liquidity as other digital assets.

The Company has 421,451 tokens that are considered locked at June 30, 2025.  The following table summarizes the unlocking schedule of Solana tokens currently locked as of June 30, 2025, valued at $133.07 or a 14% discount to the closing price of $154.74:

June 30, 2026	$21,430,177	161,041
June 30, 2027	20,819,592	156,453
June 30, 2028	13,833,756	103,957
	$56,083,525	421,451

The Company’s Staking Program involves the temporary loss of the ability to transfer, assign a new validator or otherwise dispose of the SOL. Under normal conditions, the Company will regain complete control over its unstaked SOL within two days of initiating the unstaking. However, there can be no guarantee that such process will result in the Company regaining complete control of its SOL in time to satisfy its current obligations. We maintain a certain amount of liquid SOL in the treasury and a certain amount of cash to ensure that the Company is able to satisfy its current obligations.

Subsequent to June 30, 2025

On July 11, 2025 the Company closed on a private placement offering to sell 12,457,186 shares of the Company’s common stock at an offering price of $4.00 per share.  The Company received approximately $37,077,000, net of broker fees, the fees on the convertible debt offering completed on July 16, 2025, legal fees, filing fees and other expenses incurred for the private placement.

We estimate that we will have sufficient working capital to fund our operations over the twelve months following the date of the issuance of these consolidated financial statements and meet all of our debt obligations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Preparation of financial statements requires the application of accounting policies, judgments, assumptions and estimates that can significantly affect the reported results of operations, cash flows or the amounts of assets and liabilities recognized in the financial statements. Judgments made include those related to accounting for revenue recognition and realizability of deferred tax assets.

Management discusses these policies, estimates and assumptions with senior members of management on a regular basis and provides periodic updates on management decisions to the Audit Committee. Management believes the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions that are inherently uncertain and that may change in subsequent periods.

For further information, see Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies.”

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

Staking Revenue:

The recognition of staking revenue from delegated digital assets represents a critical accounting estimate due to the complexity and evolving nature of blockchain protocols and regulatory guidance. As a delegator, the Company earns staking rewards by participating in proof-of-stake networks through third-party validators, without directly operating the nodes. Revenue is recognized when control of the staking rewards is obtained, typically upon receipt into the Company’s wallet, and measured at fair value using quoted market prices at the time of receipt. Management must assess the reliability of validator performance, the timing and frequency of reward distributions, and potential slashing risks that could impact future earnings. Additionally, the Company evaluates whether staking rewards meet the criteria for revenue recognition under applicable accounting standards, including considerations of principal versus agent relationships. Changes in protocol rules, validator reliability, or regulatory developments may materially affect the timing and amount of staking revenue recognized.

Income taxes - The assessment of the realizability of deferred tax assets is a critical accounting estimate that requires significant judgment and evaluation of both positive and negative evidence. Deferred tax assets arise primarily from temporary differences, net operating losses, and tax credit carryforwards, and their recoverability depends on the Company’s ability to generate sufficient future taxable income. Management must consider all available information, including historical earnings, projected future income, tax planning strategies, and the expiration dates of carryforwards. If it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the asset to the amount expected to be recoverable. Changes in assumptions or actual results that differ from expectations may result in significant adjustments to the valuation allowance and income tax expense.

Recent Accounting Pronouncements

Refer to Note 2 – Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of this date of this Annual Report on Form 10-K.

Reverse Stock Split

On September 18, 2024, we filed a Certificate of Change with the Nevada Secretary of State to effect a reverse stock split of our common stock at a rate of 1-for-20 (the “Reverse Stock Split”), which became effective as of October 3, 2024 (the “Effective Date”). The Reverse Stock Split was approved by the board of directors in accordance with Nevada law. The Reverse Stock Split did not have any impact on the par value of common stock.

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

On October 17, 2024, Company received written notice (the “Compliance Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it had regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on the Nasdaq Stock Market maintain a minimum bid price of $1.00 per share.  Nasdaq notified the Company in the Compliance Notice that, from October 3, 2024 to October 16, 2024, the closing bid price of the Company’s common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 8. Consolidated Financial Statements and Supplementary Data.

UPEXI INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2025 AND 2024

Board of Directors and Shareholders

Upexi, Inc.

Report of Independent Registered Public Accounting Firm

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Upexi, Inc. (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBQ Partners LLC

We have served as the Company’s auditor since 2024.

Columbus, Ohio

September 24, 2025

UPEXI, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2025	2024

ASSETS
Current assets
Cash	$2,975,150	$661,415
Accounts receivable, net	157,515	606,885
Inventory, net	1,152,870	1,431,556
Due from VitaMedica transition	228,017	212,358
Prepaid expenses and other receivables	350,836	502,188
Current digital assets at fair value	49,913,655	-
Assets available for sale - Building	-	4,005,516
Purchase price receivable - VitaMedica	2,000,000	2,000,000
Purchase price receivable - E-core	-	2,000,000
Total current assets	56,778,043	11,419,918

Property and equipment, net	2,052,573	2,356,556
Intangible assets, net	163,113	239,871
Goodwill	848,854	848,854
Deferred tax asset	5,948,858	5,948,858
Digital assets at fair value, net of current	56,083,525	-
Other assets	192,123	278,435
Right-of-use asset, net	1,739,755	2,418,596
Total other assets	67,028,801	12,091,170

Total assets	$123,806,844	$23,511,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,039,370	$481,647
Accrued compensation	3,470,296	1,098,856
Deferred revenue	13,155	235,255
Accrued liabilities	356,064	736,407
Accrued interest	792,449	476,018
Acquisition payable	260,652	413,152
Related party advances, net	-	100,000
Current portion of note payable	560,000	-
Short-term treasury debt	20,000,000	-
Current portion of Cygnet subsidiary notes payable	5,380,910	5,447,565
Note payable on building for sale	-	2,634,538
Current portion of operating lease payable	691,010	1,031,714
Total current liabilities	32,563,906	12,655,152

Operating lease payable, net of current portion	1,145,440	1,732,606
Related party note payable	-	500,000
Note payable	-	557,429
Convertible notes payable	-	1,550,000

Total long-term liabilities	1,145,440	4,340,035

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, and 150,000 and 25,000 shares issued and outstanding, respectively	2	1
Common stock, $0.00001 par value, 300,000,000 shares authorized, and 38,270,571 and 1,045,429 shares issued and outstanding, respectively	383	11
Additional paid in capital	150,640,935	53,375,502
Accumulated deficit	(60,543,822)	(46,859,613)
Total stockholders' equity attributable to Upexi, Inc.	90,097,498	6,515,901
Total stockholders' equity	90,097,498	6,515,901

Total liabilities and stockholders' equity	$123,806,844	$23,511,088

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2025	2024

Revenue
Revenue	$14,826,336	$26,000,652
Digital asset revenue	985,009	-
Total revenue	15,811,345	26,000,652

Cost of revenue	4,943,305	13,176,073

Gross profit	10,868,040	12,824,579

Operating expenses
Sales and marketing	4,001,094	5,989,727
Distribution costs	4,691,964	8,611,702
General and administrative expenses	11,935,582	6,771,937
Realized and unrealized (gain) loss on digital assets	(105,474)	-
Share-based compensation	2,356,862	1,169,843
Amortization of acquired intangible assets	76,758	2,410,431
Depreciation	681,000	1,268,355
Impairment of long-lived asset - building	-	336,434
Loss on the sale / abandonment of assets in relocation	-	569,195
Impairment of intangible assets and goodwill	-	7,869,425
Lease impairment (gain on settlement), Delray Beach facility	(269,994)	289,969
	23,367,792	35,287,018

Loss from operations	(12,499,752)	(22,462,439)

Other income (expense), net
Other	(10,743)	(16,443)
Interest (expense) income, net	(1,173,714)	(3,124,723)

Other income (expense), net	(1,184,457)	(3,141,166)

Loss on operations before income tax	(13,684,209)	(25,603,605)

Income tax benefit (expense)	-	332,101
	-	332,101

Net loss from continuing operations	(13,684,209)	(25,271,504)

Gain (loss) from the sale of:

Interactive Offers	-	237,670
VitaMedica	-	1,948,538
E-Core	-	(1,737,326)
	-	448,882

Income (loss) on discontinued operations
Infusionz		71,976
Interactive offers	-	(187,003)
VitaMedica	-	213,636
E-core	-	1,065,575
Income (loss) income from discontinued operations	-	1,164,184

Net income (loss) attributable to Upexi, Inc.	$(13,684,209)	(23,658,438)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(1.73)	$(24.60)
(Loss) income per share from discontinued operations	$-	$1.13
Total income (loss) per share attributable to Upexi shareholders	$(1.73)	$(23.03)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(1.73)	$(24.60)
(Loss) income per share from discontinued operations	$-	$1.13
Total income (loss) per share attributable to Upexi shareholders	$(1.73)	$(23.03)

Basic weighted average shares outstanding	7,914,268	1,027,232
Fully diluted weighted average shares outstanding	7,914,268	1,027,232

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

								Total
	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Non-controlling	Stockholders'
	Shares*	Par* **	Shares*	Par* **	In Capital	Deficit	Interest	Equity

2024
Balance, June 30, 2023	25,000	$1	1,010,843	$10	$51,542,933	$(23,201,175)	$(505,147)	$27,836,623

Stock based compensation, restricted stock grant	-	-	5,000	-	212,748	-	-	212,748

Stock based compensation, amortization of stock options	-	-	-	-	957,095	-	-	957,095

Issuance of stock and equity for purchase of Cygnet	-	-	4,505	-	162,727		505,147	667,873

Issuance of stock for conversion of debt	-	-	25,081	1	499,999			500,000

Net loss	-	-	-	-	-	(23,658,438)	-	(23,658,438)

Balance, June 30, 2024	25,000	$1	1,045,429	$11	$53,375,502	$(46,859,613)	$-	$6,515,901

Stock based compensation, restricted stock grant	-	-	-	-	2,106,862	-	-	2,106,862

Issuance of preferred series A stock	125,000	1	-	-	324,999	-	-	325,000

Issuance of stock for the conversion of debt	-	-	742,896	7	1,749,993	-	-	1,750,000

Capitalized interest related to convertible debt	-	-	-	-	27,891			27,891

Issuance of stock for the exercise of warrant on convertible debt	-	-	83,334	1	249,999	-	-	250,000

Issuance of stock for the cashless exercise of options	-	-	7,278	-	-	-	-	-

Issuance of stock for vested restricted stock grants	-	-	102,583	1	(1)	-	-	-

Issuance of stock for services	-	-	19,577	1	249,999	-	-	250,000

Issuance of stock for the exercise of cashless warrants	-	-	299,091	3	(3)	-	-	-

Issuance of common stock	-	-	35,970,383	359	92,555,694	-	-	92,556,053

Net loss	-	-	-	-	-	(13,684,209)	-	(13,684,209)

Balance, June 30, 2025	150,000	$2	38,270,571	$383	$150,640,935	$(60,543,822)	$-	$90,097,498

* Common stock has been restated to reflect the 1 for 20 reverse split

** Common stock par value has been adjusted to $0.00001

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2025	2024
Cash flows from operating activities
Net loss from operations	$(13,684,209)	$(23,658,438)

Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	757,758	3,678,786
Unrealized (gain) loss on digital assets	(101,332)	-
Digital asset revenue	(985,009)	-
Gain on the sale of VitaMedica and income from discontinued operations	-	(1,948,538)
Loss on the sale of New England Technology	-	1,737,326
Amortization of loan costs	30,462	115,787
Amortization of consideration discount	-	1,112,676
Impairment of goodwill and intangible assets	-	7,869,425
Inventory write-off	748,874	1,812,319
Loss on impairment of building	-	336,434
Loss on sale of assets related to relocation of facility	-	569,195
Gain on sale of interactive offers	-	(237,670)
Loss on the disposal of assets	10,743	-
Bad debt reserve for Amazon receivable	933,950	-
Reduction of acquisition payable	(152,500)	-
Issuance of stock for services	250,000	-
Lease impairment (gain on settlement)	(269,994)	-
Change in deferred tax asset	-	(344,802)
Stock based compensation	2,106,862	1,169,843
Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(484,580)	675,709
Inventory	(470,188)	2,651,252
Prepaid expenses and other assets	222,005	106,611
Operating lease payable	20,965	302,050
Accounts payable and accrued liabilities	2,865,251	(944,020)
Deferred revenue	(222,100)	101,305
Net cash provided by operating activities - Continuing Operations	(8,423,042)	(4,894,750)
Net cash provided by (used in) operating activities - Discontinued Operations	-	4,793,374
Net cash provided by operating activities	(8,423,042)	(101,376)

Cash flows from investing activities
Proceeds from the sale of the building, net	4,005,516	-
Proceeds from the sale of VitaMedica, Inc.	-	2,100,000
Proceeds from the sale of E-core	2,000,000	-
Proceeds from the sale of Interactive Offers, net of liabilities paid	-	203,025
Acquisition and sale of digital assets, net	(104,910,839)	-
Acquisition of Cygnet Online LLC, net	-	(539,348)
Acquisition of property and equipment	(387,760)	(932,565)
Net cash provided by (used in) investing activities - Continuing Operations	(99,293,083)	831,112
Net cash (used in) provided by investing activities - Discontinued Operations	-	(4,206,823)
Net cash provided by (used in) investing activities	(99,293,083)	(3,375,711)

Cash flows from financing activities
Payment on acquisition notes payable	(66,655)	(246,761)
Payment on convertible note	(150,000)	-
Proceeds from issuance of short-term debt	20,000,000	-
Proceeds from warrant exercise	250,000	-
Proceeds from issuance of stock	92,556,053	-
Issuance of preferred stock series A	325,000	-
Repayment of related party advance	(175,000)	-
Proceeds from related party advance	75,000	100,000
Proceeds from issuance of convertible notes	350,000	-
Repayment of related party note payable	(500,000)	-
Repayment on note payable on building	(2,634,538)	(207,028)
Net cash used in financing activities - Continuing Operations	110,029,860	(353,789)
Net cash (used in) provided by financing activities - Discontinued Operations	-	-
Net cash used in financing activities	110,029,860	(353,789)

Net increase (decrease) in cash - Continuing Operations	2,313,735	(4,417,427)
Net (decrease) increase in cash - Discontinued Operations	-	586,551

Cash, beginning of period	661,415	4,492,291
Cash, end of period	$2,975,150	$661,415

Supplemental Cash Flow Disclosures
Interest paid	$805,880	$839,000
Income tax paid	$-	$-
Non-cash Investing and Financing Activities
Issuance of common stock for acquisition of Cygnet	$-	$162,727
Non-cash proceeds in the sale of VitaMedica	$-	$1,900,000
Issuance of common stock for the repayment of convertible notes payable	$1,750,000	$500,000
Issuance of debt for acquisition of Cygnet	$-	$300,000
Bloomios non-cash payment of receivables, net	$-	$845,443

The accompanying notes are an integral part of these consolidated financial statements.

Upexi, Inc.

Notes to the Consolidated financial statements

June 30, 2025 and 2024

Note 1. Basis of Presentation

Nature of Operations

Upexi, Inc., a Delaware corporation, originally formed as a Nevada corporation in September of 2018. The Company has seven active subsidiaries that are part of the Company. We are in the cryptocurrency industry and the management of cash assets through a cryptocurrency portfolio, primarily focused in Solana tokens and staking of those tokens.  We continue to be a brand owner specializing in the development, manufacturing, and distribution of consumer products.

Solana Treasury Strategy. We have recently diversified into the cryptocurrency industry and cash management of assets through a cryptocurrency portfolio, primarily focused in Solana tokens and staking of those tokens. Early in 2025, we updated and modified our cash management and treasury strategy to include holding digital currency assets directly on our balance sheet. This was a shift from before when we held excess cash primarily in FDIC-insured interest-bearing accounts. The change to adopt this strategy results from our intention to obtain the highest yield on excess cash. Under our new approach, our treasury policy focuses primarily on Solana (“SOL”). The approach involves applying a public-market treasury model to an asset that is considered earlier in its lifecycle, with respect to both development and usage, as well as institutional adoption, than Bitcoin.  Management will focus its resources to this digital asset strategy and a significant portion of the balance sheet will be allocated to holding Solana in the Company’s digital asset treasury. Currently our treasury is exclusively dedicated to the SOL digital asset and currently we do not intend to dedicate any of the treasury allocated capital to other digital assets.

Our products are distributed in the United States of America and internationally through multiple entities and managed through our locations in Florida.

Upexi operates from our corporate location in Tampa, Florida, where direct to consumer, wholesale and Amazon sales are driven by on-site and remote teams for all brands. The Tampa, Florida location also supports all the other locations with accounting, corporate oversight, day-to-day finances, business development and operational management operating from this location.

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

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Interactive Offers, LLC a Delaware limited liability corporation; VitaMedica, a Nevada corporation; and E-Core Technology, Inc. d/b/a New England Technology, Inc. have been classified as discontinued operations for the year ended June 30, 2024.

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

Significant estimates underlying the Company’s reported financial position and results of operations include the allowance for credit losses, useful lives of property and equipment, impairment of long-lived assets, inventory valuation, fair value of stock-based compensation and valuation allowance on deferred tax assets.

Cash - The Company considers all highly liquid investment instruments with a maturity of three months or less to be cash equivalents. Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

Accounts Receivable - Amounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within a specified time from the invoice date. The trade terms vary based on the customer and typically range from prepaid to 45 days from the invoice date. Interest is not charged by the Company on past due accounts. The carrying amount of receivables is reduced by an allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The net accounts receivable balances at June 30, 2025, 2024 and 2023 were $157,515, $606,885 and $1,125,394 respectively. Based on management’s review of accounts receivable, the allowance for credit losses was approximately $636,600 and $61,800 at June 30, 2025 and 2024, respectively. The Company had bad debt expenses of $933,950, $24,500 and $4,750 for the years ended June 30, 2025, 2024 and 2023, respectively. The Company wrote off approximately $359,000 of accounts receivable balances in the year ended June 30, 2025 and no amount of accounts receivable in the year ended June 30, 2024. The increase in the reserve is related to the eliminated recommerce business and the reserve amounts held by Amazon for over six months.

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

Inventory consists of raw materials and finished goods and is stated at the lower of cost or net realizable value. Cost is determined by the weighted average moving cost inventory method. Net realizable value is determined, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors.  On June 30, 2025, the Company had $489,574 of raw materials and $663,296 of finished goods inventory.  On June 30, 2024, the Company had $465,535 of raw material inventory and $966,021 of finished goods inventory.  The Company had inventory reserves at June 30, 2025 and 2024 of $593,569 and $605,470, respectively.

Digital Assets – Pursuant to ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets: Accounting for and Disclosure of Crypto Assets, codified into ASC subtopic 350-60, in-scope crypto assets are required to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard.

The Company adopted this guidance effective April 1, 2025 as this was the start of the Company first holding digital assets. SOL tokens are measured using Level 1 inputs under ASC 820, based on quoted prices from principal market. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. The digital assets held by the Company are traded on a number of active markets globally. The Company determines CoinMarketCap as its principal market, as it is one of the earliest and the most trusted sources by users, institutions, and media for comparing thousands of crypto assets and selected by the U.S. government. The Company recognizes revenue by utilizing daily close prices obtained from CoinMarketCap.

Property and Equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 20 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. The Company disposed of certain equipment during the year ended June 30, 2024 upon relocation of a manufacturing facility from Nevada to Florida leading to a loss as reflected in the Statement of Operations.

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

The Company performed its annual test as of June 30, 2025 and 2024, respectively. There was no impairment as of June 30, 2025.

It was determined by management that the goodwill related to Cygnet was completely impaired at June 30, 2024 based on the strategic decision to exit the recommerce business.  An impairment of goodwill in the amount of $3,594,745 was recorded at June 30, 2024 eliminating all of the goodwill related to Cygnet.

Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable.   The Company recognized an impairment on its building of $336,434 during the year ended June 30, 2024, based on the fair market value of the building’s pending sale, completed on July 8, 2024.  The Company recognized a $569,195 loss on the sale of assets that were either liquidated or abandoned in the move of its manufacturing facility from Nevada to Florida.  In addition, the Company recognized an impairment of intangible assets of $4,274,680 for the year ended June 30, 2024.  $974,680 of the impairment is related to LuckyTail’s rapid decline of direct-to-consumer sales and $3,300,000 of the impairment is related to the unamortized vendor list of Cygnet, as the Company no longer purchases products from the majority of the original vendors Cygnet was using when the Company purchased Cygnet.

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

Conditions of Acceptance:

Sales of our consumable products and pet products, generally do not have customer acceptance terms.

Revenue by Geography and Product Source:

The following table, which excludes digital asset revenue, discloses disaggregated revenue for the year ended:

	June 30, 2025	June 30, 2024
Primary geographical markets

United States of America	$14,566,766	$25,455,480
Other	259,570	545,172
Total	$14,826,336	$26,000,652

Product source

Internally manufactured	$9,262,857	$10,553,654
Contract manufactured	2,786,828	3,098,552
Purchased as finished good	2,776,651	12,348,446
Total	$14,826,336	$26,000,652

Deferred Revenue - The Company records deposits as deferred revenue when a customer pays in advance of shipping the product. Once the product is shipped, the deposit is recorded as revenue and the related commissions are paid. All products were shipped related to deposits in deferred revenue, in less than one year.

The following table discloses the deferred revenue:

	June 30, 2025	June 30, 2024
Deferred revenue	$13,155	$235,255

Deferred revenue, also referred to as funded backlog, was $13,155, $235,255 and $0 at June 30, 2025, June 30, 2024, and June 30, 2023, respectively. We expect to recognize approximately 100% of the deferred revenue as revenue in the year ended June 30, 2026. All of the deferred revenue at June 30, 2024 was recognized to revenue in the year ended June 30, 2025.

Digital Assets Revenue, Realized and Unrealized Gains and Losses

Acquisition of Solana tokens

We acquire liquid Solana tokens through purchases. In the case of liquid bulk purchases, we recognize for cost basis the actual price paid. In the case of liquid VWAP (volume-weighted average price) or TWAP (time-weighted average price) over multiple hour or days, we recognize for cost basis the average price paid for all tokens purchases.

The Company is able to acquire Solana tokens that are locked through direct negotiations with the owner or a third part at a discounted price from the Solana market value price.  These locked tokens will unlock over a period of time and once unlocked can be sold on several Solana exchanges.  With the purchase of locked Solana, we recognize the cost basis as the actual price paid.   While the tokens remain locked, the Solana is marketed to fair value based on a 14% discount to the end of the period market price and the unrealized gain or loss is recognized.  The unlocking of the purchased Solana occurs over a series of dates as prescribed by the purchase agreement. At the time of unlocking, tokens can remain in the original wallet or be transferred into the wallet at our custodian or sold on an open exchange.  Once the Solana is unlocked, the fair value is measured at the end of the period at the market value without a discount.

Per ASC 350-60-45-2, gains and losses from the remeasurement of crypto assets shall be included in net income and presented separately from changes in the carrying value of other intangible assets. Pursuant to this guidance, changes in fair value are reflected on the income statement in the line item “Realized and unrealized (gain) loss on digital assets” in the operating expense section of the consolidated statements of operations.   We measure changes in fair value as the difference between the cost basis and the prevailing market price of the digital asset at the date of measurement, multiplied by the quantity held of the digital asset. Our policy on prevailing market price is the last trading price prior to midnight.

Remeasurement on a recurring basis

Subsequent to the acquisitions of Solana tokens, remeasurement of change in value fair is done by taking the spot price from coinmarketcap.com at the end of a month. Our tokens are bifurcated between liquid and locked tokens. In the case of liquid tokens, the aggregate fair value is computed by taking the number of liquid tokens and multiplying by the month-end spot price. In the case of locked tokens, the aggregate fair value is computed by taking the number of locked tokens, discounted by 14%, and multiplying by the month-end spot price. As locked tokens become unlocked over time, they will be added to the count of liquid tokens and accordingly, make up less of that discount percentage over time when computing aggregate fair value on locked tokens.  The discount used by management is based on the historical purchases of locked Solana management has made on behalf of the Company.  Management monitors this discount percentage and adjusts when appropriate.  Per ASC 350-60-45-2, gains and losses from the remeasurement of crypto assets shall be included in net income and presented separately from changes in the carrying value of other intangible assets. Pursuant to this guidance, changes in fair value are reflected on the income statement in the line item “Realized and unrealized (gain) loss on digital assets” in the operating expense section of the consolidated statements of operations.

Staking revenue

We earn staking rewards by delegating our digital assets to third-party validators on proof-of-stake blockchain networks. These tokens remain under the Company’s control and are not derecognized, as the delegation does not constitute a transfer of control under ASC 610-20 or ASC 350-60. Rewards are recognized as income when the Company obtains control of the new tokens, typically upon receipt into its wallet. While there is no explicit guidance under U.S. GAAP for staking activities, the Company applies the principles of ASC 606, Revenue from Contracts with Customers, by analogy. Management evaluates whether a contract exists, identifies the performance obligations, and determines whether the Company acts as a principal or agent in the transaction. The transaction price is measured at the fair value of the digital assets received at the time control is obtained. Due to the evolving nature of blockchain protocols and limited regulatory guidance, management exercises significant judgment in evaluating validator reliability and the risk of slashing or forfeiture. Changes in protocol rules or accounting interpretations may materially impact how staking revenue is recognized and measured.  Solana tokens held by the Company, whether liquid or locked, are eligible for staking. Staking revenue is calculated based on the number of tokens earned and the month-end spot price. This revenue is reported on the Statements of Operations under the line item “Digital Asset Revenue.”  Changes in fair market value of the staking revenue after the initial Digital Asset Revenue is recognized are reflected on the income statement as “Realized and unrealized (gain) loss on digital assets”.

Realized sales of the digital assets

To the extent such digital assets may be sold, unrealized gain (or loss) shall reverse and realized gain (or loss) shall be recorded for the difference between price at which the digital asset sold and cost basis.

Advertising - The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes continual investment in advertising is critical to the development and sale of its branded products. Advertising costs of $1,830,096 and $3,353,361 were expensed as incurred during the years ended June 30, 2025 and 2024, respectively.

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

Leases - The Company determines if a contract contains a lease at inception. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined as having both the right to obtain substantially all of the economic benefits from use of the asset and the right to direct the use of the asset. Management only reassesses its determination if the terms and conditions of the contract are changed. Leases with an initial term of 12 months or less are not recognized within the accompanying consolidated balance sheets. GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option will result in an economic penalty. All the Company’s real estate leases are classified as operating leases.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.  A $10,092,765 and a $6,100,000 valuation allowance was recorded as of June 30, 2025 and June 30, 2024, respectively.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no material uncertain tax positions at June 30, 2025 or June 30, 2024.

On December 22, 2017, the U.S. government enacted the Tax Act, which made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate and the net operating loss incurred after December 31, 2017 can be carried forward indefinitely and the two year net operating loss carried back was eliminated (prohibited).

Reverse Stock Split

On September 18, 2024, we filed a Certificate of Change with the Nevada Secretary of State to effect a reverse stock split of our common stock at a rate of 1-for-20 (the “Reverse Stock Split”), which became effective as of October 3, 2024 (the “Effective Date”). The Reverse Stock Split was approved by the board of directors in accordance with Nevada law. The Reverse Stock Split did not have any impact on the par value of common stock.

On the Effective Date, every twenty shares of Common Stock issued and outstanding were automatically combined into one share of Common Stock, without any change in the par value per share. As the per-share par value did not change, we reclassified $19,860 from Common Stock to Additional Paid-in-Capital on the Effective Date. The exercise prices and the number of shares issuable upon exercise of outstanding stock options, equity awards and warrants, and the number of shares available for future issuance under the equity incentive plans were adjusted in accordance with their respective terms. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in our Common Stock. We did not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares were initially rounded up to the next largest whole number, resulting in the issuance of 8 shares on October 3, 2024, the Effective Date, and an additional issuance of 38 shares on October 8, 2024.  On October 10, 2024, the transfer agent received additional requests to issue a total of 202,183 shares of common stock for round up of fractional shares.  These shares were issued on October 23, 2024. On October 30, 2024 we were notified that the shares were returned to the Company’s transfer agent.  Although the Company did receive the common stock back after issuance, the potential dilution remains a risk, and is the subject of a complaint filed by the Company in the United States District Court for the District of Nevada with the purpose of eliminating any said risk. The Reverse Stock Split did not modify the relative rights or preferences of the Common Stock.

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

	June 30,	June 30,
	2025	2024

Stock options	621,353	200,714
Warrants	1,848,735	52,530
Prefunded warrants	7,889,266	-
Preferred stock	138,889	13,889
Convertible debt	186,667	15,500
Restricted stock grants	221,917	12,500
Total potential dilutive weighted average shares outstanding	10,906,827	295,133

The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. During the year ended June 30, 2025 and 2024, the Company reported a net loss, so the potential effect is not reflected in the consolidated financial statements.

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

Non-controlling Interests in Consolidated financial statements - In December 2007, the FASB issued ASC 810-10-65, “Non-controlling Interests in consolidated financial statements”. This ASC clarifies that a non-controlling (minority) interest in subsidiaries is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the non-controlling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. During the year ended June 30, 2024, the purchase of all remaining ownership of Cygnet resulted in no remaining non-controlling interests in the consolidated financial statements.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are applicable and not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. What follows below are accounting pronouncements adopted or issued but not yet adopted.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments expand income tax disclosure requirements by requiring an entity to disclose (i) specific categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, and (iii) the amount of taxes paid disaggregated by jurisdiction. The standard is effective for annual reporting periods beginning after December 15, 2024. The Company will adopt this guidance effective for the annual reporting period beginning July 1, 2025 (fiscal year ended June 30, 2026). The adoption of ASU 2023-09 will impact the Company’s disclosures but will not impact financial position nor results of operations.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which establishes accounting guidance for crypto assets meeting certain criteria. Solana meets these criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment was made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2023-08 for the year ended June 30, 2025, effective as of July 1, 2024. As a result of the adoption, the Company did not have a cumulative-effect adjustment as the Company did not have any Crypto Assets prior to January 1, 2025.  In the current year ended and date as of June 30, 2025, SOL, the token of Solana blockchain, is recognized at fair value.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures.” The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (“DD&A”) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e), (2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. The ASU is effective for annual periods beginning after December 15, 2026, and interim report periods beginning after December 15, 2027. Early application of the amendment is permitted. The ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the effect that ASU 2024-03 will have on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, which provides for all entities with the option to elect a practical expedient that assumes that current conditions as of the balance sheet do not change for the remaining life of an asset, with respect to estimates of expected credit losses. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted and application of guidance prospectively. We are currently evaluating the effect of this pronouncement.

Note 3. Digital Assets

The following table summarizes the Company’s digital asset holdings as of:

	June 30,	June 30,
	2025	2024
Approximate number of Solana Tokens held	744,026	-
Digital assets, fair value	$105,997,180	$-

The following table summarizes the Company’s digital asset purchases, losses (gains) on digital assets, and revenue from staking for the year ended June 30, 2025 and 2024:

	Year Ended
	June 30,
	2025	2024
Approximate number of Solana Tokens purchased	737,692	-
Digital asset purchases	$104,910,839	$-
Unrealized (loss) on digital assets	$101,332	$-
Revenue from staking	$985,009	$-

Cost basis is reflected in the above table as “Digital asset purchases”.

The following table summarizes the composition of Solana tokens held broken out by liquid and locked as of:

	June 30,	June 30,
	2025	2024
Approximate number of Solana Tokens liquid	322,575	-
Approximate number of Solana Tokens locked	421,451	-

The Company has approximately 95% of its Solana treasury staked at June 30, 2025. The Company maintains control over the delegated SOL tokens throughout the staking period. Although the tokens undergo a bonding process with validators, the Company retains the ability to initiate unbonding at any time. Upon notification to the validator, the unbonding process begins, which typically takes up to two days. During this period, the tokens remain unavailable for transfer or sale on the open market. Validators do not gain control over the tokens in a manner that meets derecognition criteria. They cannot sell, pledge, or otherwise dispose of the tokens. As such, the Company continues to recognize the delegated SOL tokens as part of its digital asset holdings.

The Company has 421,451 tokens that are considered locked at June 30, 2025.  The following table summarizes the unlocking schedule of Solana tokens currently locked as of June 30, 2025:

June 30, 2026	161,041
June 30, 2027	156,453
June 30, 2028	103,957
421,451

The Company did not sell any of its Solana in its Digital Asset Treasury during the year ended June 30, 2025 or 2024.  The Company valued the Solana treasury at $154.74 per liquid token and $133.07 per locked token.  The aggregate fair value of our locked tokens is computed by taking the number of locked tokens and discounting the month-end spot price by 14%.  The discount used by management is based on the historical purchases of locked Solana management has made on behalf of the Company.  Management monitors this discount percentage and adjusts when appropriate.  The $154.74 is the market price from the closing price listed on coinmarketcap.com for June 30, 2025.

Note 4. Inventory

Inventory consisted of the following:

	June 30, 2025	June 30, 2024
Raw materials	$489,574	$465,535
Finished goods	663,296	966,021
	$1,152,870	$1,431,556

The Company writes off the value of inventory deemed excessive or obsolete. During the years ended June 30, 2025 and 2024, the Company wrote off inventory valued at $748,874 and $1,812,319, respectively.  The Company had inventory reserves at June 30, 2025 and 2024 of $593,539 and $605,470, respectively.

Note 5. Property and Equipment

Property and equipment consist of the following:

	June 30, 2025	June 30, 2024
Furniture and fixtures	$127,050	$127,050
Computer equipment	102,279	112,397
Internal use software	570,645	570,645
Manufacturing equipment	2,112,561	1,927,975
Leasehold improvements	852,825	767,418
Building	-	4,005,516
Vehicles	206,501	89,359
Property and equipment, gross	3,971,861	7,600,360
Less accumulated depreciation	(1,919,288)	(1,238,288)
Less building classified as available for sale	-	(4,005,516)
	$2,052,573	$2,356,556

Depreciation expense for the years ended June 30, 2025 and 2024 was $681,000 and $1,268,355, respectively.  For the period ended June 30, 2025 there was a $10,743 loss on the disposal of assets.

Note 6. Intangible Assets

Intangible assets as of June 30, 2025:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	220,679	163,113

Online sales channels	2 years	1,800,000	1,800,000	-
Vendor relationships	5 years	6,000,000	6,000,000	-

		$10,018,484	$9,855,371	$163,113

For the years ended June 30, 2025 and 2024, the Company amortized approximately $76,758, and $2,410,400, respectively.  For the year ended June 30, 2025 and 2024, the Company impaired approximately $0 and $3,300,000, respectively, related to the vendor relationships of Cygnet and impaired approximately $0 and $974,000 related to the customer relationships of LuckyTail.

Intangible assets as of June 30, 2024:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	143,921	239,871

Online sales channels	2 years	1,800,000	1,800,000	-
Vender relationships	5 years	6,000,000	6,000,000	-

		$10,018,484	$9,778,613	$239,871

Future amortization of intangible assets at June 30, 2025 is set forth below:

June 30, 2026	76,758
June 30, 2027	76,758
June 30, 2028	9,597
$163,113

Note 7. Prepaid Expense and Other Current Assets

Prepaid and other receivables consist of the following:

	June 30, 2025	June 30, 2024
Insurance	$107,256	$116,074
Prepayment to vendors	201,192	203,556
Deposits on services	10,000	25,550
Prepaid monthly rent	-	60,041
Subscriptions and services being amortized over the service period	26,500	32,500
Stock issued for prepaid interest on convertible note payable	-	64,320
Other receivables	5,888	147
Total	$350,836	$502,188

All prepaid expenses will be expensed during the following 12 months.

Note 8. Operating Leases

We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, and equipment. We determine if an arrangement is a lease, or contains a lease, at inception, and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of June 30, 2025, no option to extend the lease was recognized as right-of-use (“ROU”) assets and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our ROU assets and corresponding liabilities. We have elected not to present short-term leases on the Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception.

During November 2019, the Company entered into a lease for a Nevada facility that commenced on November 13, 2019, and recorded a right of use asset and corresponding lease liability. The Company uses this leased facility for office, manufacturing, and warehouse space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases. The operating lease expired during the year ended June 30, 2023 and the Company continued to occupy the facility and pays rent on a month-to-month basis.  During the year ended June 30, 2025 there were no expenses incurred for this facility and for the year ended June 30, 2024 the Company used the facility for ongoing operations and recognized approximately $670,200 of expense during the year.  The Company moved out of the facility in July 2024.

During May 2021, the Company entered into a lease for an additional Nevada facility that commenced on May 1, 2021, and recorded a right of use asset and corresponding lease liability. The Company uses this leased facility for additional warehouse space. The minimum lease payments were $95,548 for the year ended June 30, 2024.  The lease expense, including all additional lease expenses was approximately $106,100.  The Company moved out of the facility April of 2024 when the lease term ended, there were no expenses related to this facility for the year ended June 30, 2025.

During November 2018, the Company entered into a lease for equipment that commenced on November 1, 2018, and recorded a right of use asset and corresponding lease liability. Lease expenses were $7,640 and $7,640 for the years ended June 30, 2025 and June 30, 2024, respectively.

On April 1, 2022, the Company acquired Cygnet which had entered into a lease for a Florida facility that commenced on October 8, 2021, and Cygnet had recorded a right of use asset and corresponding lease liability. The lease expires on October 8, 2026. The Company uses this leased facility for warehouse and office space. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU. Lease expense was $43,180 for the year ended June 30, 2024.  The Company abandoned the facility in October of 2023.

On March 15, 2023, the Company entered into a lease for approximately 20,400 square feet of warehouse and office space, located in Tampa, Florida, to be used as the Company’s distribution center.  The initial term of the lease is thirty-eight months and was not completed when the lease was signed.  The Company moved into the facility in July 2023 and started operations. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU. During the year ended June 30, 2025, the Company recognized approximately $391,100 of expense and approximately $374,500 for the year ended June 30, 2024.

On July 25, 2023, the Company entered into a lease for approximately 5,700 square feet of office space, located in Tampa, Florida, to be used as the Company’s corporate headquarters.  The initial term of the lease is sixty-one months. During the year ended June 30, 2024, the Company recognized approximately $140,658 of expense and approximately  $232,350 of expense for the year ended June 30, 2025.

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC, which is owned by our CEO, Allan Marshall. The lease is for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month. The initial term of the lease is five years.  The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU.  The Company spent $611,768 in leasehold improvements to prepare the facility for product manufacturing, which will be amortized over the five year lease term.  Product manufacturing was at full capacity and fully moved from the Nevada facility as of August 1, 2024. During the years ended June 30, 2025 and 2024 the Company recognized approximately $320,050 and $79,950 of expense, respectively.

Operating leases are included in operating ROU assets, current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Consolidated Balance Sheets. As of June 30, 2025, our finance leases are not material.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the consolidated balance sheet as of June 30, 2025:

2026	$762,364
2027	504,795
2028	486,733
2029	221,755

Total undiscounted future minimum lease payments	1,975,647
Less: Imputed interest	(139,197)
1,836,410
Less: current portion	(691,010)
Present value of operating lease obligation	$1,145,440

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2025 are:

Weighted average remaining lease term	26 Months
Weighted average incremental borrowing rate	5.0%

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2024 are:

Weighted average remaining lease term	47 Months
Weighted average incremental borrowing rate	5.0%

For the years ended June 30, 2025 and 2024, the components of lease expense, included general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

	June 30, 2025	June 30, 2024
Operating lease expense:
Amortization of ROU assets	$741,745	$669,260
Interest expense	103,805	99,633
Operating lease cost	15,029	16,181
Short-term lease expense	-	670,173
Variable lease expense	293,292	169,309
Total lease cost	$1,153,871	$1,624,556

Note 9. Accrued Liabilities and Acquisition Payable

Accrued liabilities consist of the following:

	June 30, 2025	June 30, 2024
Accrued professional fees	$300,000	312,500
Accrued sales tax	38,281	28,539
Other accrued liabilities	17,783	395,368
	$356,064	$736,407

Acquisition Payable consists of the following:

	June 30, 2025	June 30, 2024
Payable accrued related to the acquisition of Cygnet	$260,652	$413,152
	$260,652	$413,152

These payables are amounts estimated by management that are due to the sellers of the acquisition and include the original purchase price installment payments not represented with a debt, equity, or other instrument, estimates of excess or deficiencies in working capital and estimates of future earnout payments.

Note 10. Convertible Promissory Notes, Notes Payable, and Related Party Note Payable

Convertible promissory notes, notes payable, and related party note payable outstanding as of June 30, 2025 and 2024 are summarized below:

	Maturity	June 30,	June 30,
	Date	2025	2024
Convertible Notes:
Promissory Note, 21- month term, as amended, 18.11% interest payable with common stock and subordinate to the Convertible Notes. This note was amended as of November 15, 2023, extending the note to June 1, 2026 and adjusted the interest rate to 12%, paid in cash monthly.	June 1, 2026	$-	$1,550,000
2025 Convertible Notes, 24 month term, 3% interest and is convertible into the Company’s common stock at a per share price of $3.00 per common share. No payment of interest or principal is due until the end of the two year term if the loan is not converted. The loan also included a detachable warrant to purchase 116,668 shares of the Company’s common stock at a per share price of $3.00. These notes were converted into 116,668 shares of common stock in June of 2025.	March 7, 2027	$-	-
Unamortized discount on convertible note		$-
Less current portion of notes payable		-	-
Notes payable, net of current portion		$-	$1,550,000

Notes payable, Cygnet subsidiary:
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2051	$3,694,721	$3,761,376
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,000,290	1,002,221
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	685,899	683,968
Total		$5,380,910	$5,447,565

Notes payable, Cygnet subsidiary, current		5,380,910	5,447,565

Notes payable, Cygnet subsidiary, net of current		$-	$-

Notes Payable on Building for sale:
Mortgage Loan, 10-year term note, 4.8% interest, collateralized by land and warehouse building	September 26, 2032	$-	$2,634,538

Note Payable:
Promissory Note, 21-month term note, 10% cash interest and subordinate to the Convertible Notes. This note was amended as of November 15, 2023, extending the note to June 1, 2026 and adjusted the interest rate to 12%, paid in cash monthly.	June 1, 2026	$560,000	$560,000

Notes payable, current		560,000	-
Discount on notes payable, current		-	-
Notes payable, current net of discount		$560,000	$-

Notes payable, long-term		-	560,000
Discount on notes payable, long-term		-	(2,571)
Notes payable, long-term, net		$-	$557,429

Related Notes Payable:
Marshall Loan, 2-year term note, 12% cash interest, 3.5% PIK interest and subordinate to the Convertible Notes. November of 2023 extended to June 1, 2026 and interest was adjusted to 12% cash interest, paid monthly	June 1, 2026	$-	$500,000

Discount on related party note payable, current		$-	$-
Notes payable, current, net of discount		$-	$-

Discount on related party note payable, long term		$-	$-
Notes payable, long term, net		$-	$500,000

Total convertible notes payable, notes payable and related party note payable		$5,940,910	$10,689,532

Future payments on notes payable are set forth below:

For the year ended June 30:
	Note Payable	Cygnet Subsidiary Notes Payable	Total
2026	$560,000	$5,380,910	$5,940,910

In June 2022, the Company executed a promissory note with Allan Marshall, the Company’s Chief Executive Officer, in the original principal amount of $1,500,000 (“Marshall Loan”). The promissory note has a 2-year term and bears cash interest at the rate of 8.5% per annum with an additional PIK of 3.5% per annum. The promissory note provides for monthly payments of principal, on an even line 36-month basis, plus cash interest, with a balloon payment of all outstanding principal, cash interest, and PIK interest at maturity. The Company received and deposited the principal amount on July 31, 2022.  On November 15, 2023, the Company executed an amendment to the promissory note with Mr. Marshall, providing for the payment of interest only for 18 months at an interest rate of 12% per annum and thereafter the amortization of the note over a 12 month period, starting in June of 2025. No principal is currently outstanding as of June 30, 2025.  In addition to this, the Company issued Mr. Marshall a warrant to purchase up to 18,750 shares of the Company’s common stock  for five years at a per share price of $22.00.  $1,000,000 of the promissory note was used by the investor in the purchase of VitaMedica.

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

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $560,000.  On November 15, 2023, the Company executed an amendment to the promissory note with the investor, providing for the payment of interest only for 18 months at 12% per annum and thereafter the amortization of the note over a 12-month period, starting in June of 2025.  The principal currently outstanding is $560,000. In addition to this, the Company issued the investor a warrant to purchase up to 6,250 shares of the Company’s common stock for five years at a per share price of 22.00. The note has been classified as current in the consolidated financial statements.

On February 22, 2023, the Company executed a promissory note with an investor, in the original principal amount of $2,150,000.   In November of  2023, the Company executed an amendment to the promissory note with the investor, providing for the payment of interest only for 18 months at 12% per annum and thereafter the amortization of the note over a 12-month period, starting in June of 2025. No principal is currently outstanding as of June 30, 2025. In addition to this, the Company issued the investor a warrant to purchase up to 25,000 shares of the Company’s common stock at a per share price of $22.00.  In addition, $100,000 of the promissory note was used by the investor in the purchase of VitaMedica.

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

In accordance with ASC 470-20, the Company allocated the proceeds between the debt, beneficial conversion feature (BCF) and the warrants based on their relative fair values. The fair value of the BCF and the warrants were calculated using the Black-Scholes option pricing model and had the following assumptions: expected volatility of 253%, risk-free interest rate of 3.99%, expected term of 2 years, and no expected dividends. The intrinsic values of the BCF and warrants were $107,262 and $115,865, respectively. These balances were recorded as a debt discount, with a corresponding credit to Additional Paid-In Capital. The discounts are being amortized over the two-year term of the notes.

As of June 30, 2025, the two convertible notes have been converted into 116,668 shares of common stock.  There was $27,891 of the debt discount amortized prior to the conversion of the debt.  The $27,891 was expensed during the period as interest expense.

Short-term Treasury Debt

The Company entered into a credit facility with BitGo Prime, LLC (“BitGo”). Pursuant to a Master Loan Agreement (the “Agreement”) the Company may borrow up to $20,000,000 of Digital Currency or United States Dollars with interest at the rate of 11.5% per year. The term of the credit facility is for one year and is renewable for successive one year options. Each individual loan under the facility is negotiable as to the amount, term prepayment or recall (payment demand).  The loans shall be collateralized by the Company’s treasury assets, already held at BitGo, the initial availability is based on 260% collateral level and a margin call level of 175%. There are no requirements or fees for non-use of the credit facility and the facility can be increased in the future based on the value of the assets BitGo is the custodian of for the Company. At June 30,2025, the outstanding balance of the credit facility was $20,000,000. Subsequent to June 30, 2025 the credit facility increased to $50,000,000. The $50,000,000 credit facility is outstanding as of the date of this report and was used for the purchase of Solana.

Note 11. Related Party Transactions

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

In June 2022, the Company entered into a promissory note with a member of management.  The loan was for $1,500,000 and has a two-year term with an interest rate of 8.5% per annum with an additional PIK of 3.5% per annum.   On November 15, 2023, the Company executed an amendment to the promissory note with Mr. Marshall, providing for the payment of interest only for 18 months at an interest rate of 12% per annum and thereafter, the amortization of the note over a 12-month period, starting in June of 2025.  $1,000,000 of the principal was used as part of the VitaMedica purchase price.  The principal outstanding and accrued interest at June 30, 2025 and 2024 was $0 and $500,000, respectively.  The accrued interest was paid in July of 2024.  In addition, the Company issued Mr. Marshall a warrant to purchase up to 18,750 shares of the Company’s common stock for five years at a per share price of $22.00.

On April 23, 2025, the Company entered into an Asset Management Agreement (the “Asset Management Agreement”) with GSR Strategies LLC (the “Asset Manager”), pursuant to which the Asset Manager shall provide discretionary investment management services with respect to the Company’s cryptocurrency treasury (the “Account Assets”).  The Company shall pay the Asset Manager an asset-based fee (the “Asset-based Fee”) equal to 1.75% per annum, of the assets under the Asset Manager’s management, which shall be calculated and paid in advance as of the first business day of each calendar month, as determined by the Asset Manager in a commercially reasonable manner.  The Company issued warrants (the “GSR Warrants”) to the Asset Manager to purchase 2,192,982 shares of Common Stock at various prices per share of common stock as follows: (i) 877,193 shares of Common Stock at an exercise price of $2.28 per share of Common Stock; (ii) 438,596 shares of Common Stock at an exercise price of $3.42 per share of Common Stock; (iii) 438,596 shares of Common Stock at an exercise price of $4.56 per share of Common Stock; (iv) 438,597 shares of Common Stock at an exercise price of $5.70 per share of Common Stock. The Asset Management Agreement will, unless early terminated in accordance with its terms, continue in effect until the twentieth (20th) anniversary of April 23, 2025. The Asset Management Agreement may be terminated by the Company without cause solely upon a two-thirds majority vote of the Company’s common stockholders. If the Company terminates the Asset Management Agreement for any other reason other than for cause, the Company shall pay the Asset Manager an early termination fee (the “Termination Fee) in the amount equal or greater of (i) five (5) times the aggregate amount of the management fees paid by the Company to the Asset Manager over the prior ten (10) year period, or (ii) $15 million. The Asset Management Agreement may be terminated for Cause (i) by the Company upon at least thirty (30) days prior written notice to the Asset Manager and (ii) by the Asset Manager upon at least sixty (60) days prior written notice to the Company.  GSR Growth Investments LP, a related party of the Asset Manager, holds shared voting power over 4,006,210 shares of common stock, or approximately 7.45%, of the Company’s outstanding common stock.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

Note 12. Equity Transactions

Convertible Preferred Stock

The Company has 150,000 shares of Preferred Stock issued and outstanding to Allan Marshall, CEO. The preferred stock is convertible into 138,889 shares of the Company’s common stock at the holder’s option, has preferential liquidation rights and the preferred stock shall vote together with the common stock as a single class on all matters to which shareholders of the Company are entitled to vote at the rate of ten votes per share of preferred stock.

Common Stock

During the year ended June 30, 2025:

On April 24, 2025, the Company issued: (i) 35,970,383 shares of Common Stock, at an offering price of $2.28 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 7,889,266 shares of Common Stock (the “Pre-Funded Warrant Shares”) at an offering price of $2.279 per Pre-Funded Warrant. Each of the Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.001 per Pre-Funded Warrant Share, are immediately exercisable, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.  At the time of this report, all of the Pre-funded warrants have been exercised and issued to the investors.

The Company issued 742,896 shares of common stock in return for termination of a Promissory Note with a principal balance owed of $1,750,000 as per below:

•	In June of 2025, the Company issued 116,668 shares of common stock as repayment of $400,000 of the Company’s debt. The shares were valued at $400,000 or $3.43 per share.

•	In April of 2025, the Company issued 241,228 shares of common stock as repayment of $550,000 of the Company’s debt. The shares were valued at $550,000 or $2.28 per share.

•	In February of 2025, the Company issued 125,000 shares of common stock to two different investors for the repayment of $250,000 of outstanding debt. The average share price for the repayment of debt was approximately $2.00 per common share issued.

•	In January of 2025, the Company issued 260,000 shares of common stock to two different investors for the repayment of $550,000 of outstanding debt. The weight average share price for the repayment of debt was approximately $2.12 per common share issued.

The Company issued 102,583 shares of common stock upon vesting for restricted stock units to certain employees in connection with the Company’s 2019 Equity Incentive Plan.

The Company issued 7,278 for the cashless exercise of options in connection with the Company’s 2019 Equity Incentive Plan.

The Company issued 382,425 shares from the exercise of warrants.

The Company issued 19,577 shares in exchange for services from consultants.

During the year ended June 30, 2024:

In September of 2023, the Company issued 4,505 shares of common stock for the purchase of the remaining 45% of Cygnet Online, LLC.  The shares were valued at $162,727 or $36.12 per common share.  These shares were held due to a dispute with the seller.

On January 18, 2024, the Company issued 25,081 shares of common stock as repayment of $500,000 of the Company’s long-term debt. The shares were valued at $500,000 or $19.94 per common share.

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

Note 13. Stock Based Compensation

The Company has established a Company an incentive plan, 2019 Equity Incentive Plan (the “2019 Plan”). The plan grants incentives to select persons who can make, are making and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restructured stock. The 2019 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2019 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2019 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2019 Plan. On February 8, 2021, the Shareholders consented, and the Board of Directors approved, the amendment of the 2019 Plan to increase the maximum number of Shares that may be issued thereunder by 138,889 Shares to 277,778 Shares. On May 24, 2022, the Shareholders consented, and the Board of Directors approved the amendment of the 2019 Plan to increase the maximum number of Shares that may be issued thereunder by 222,222 Shares to 500,000 Shares. On September 18, 2024, the Company filed a Certificate of Change with the Nevada Secretary of State to effect a reverse stock split of its common stock at a rate of 1-for-20 (the “Reverse Stock Split”), which became effective as of October 3, 2024 (the “Effective Date”). The Reverse Stock Split was approved by the Board of Directors in accordance with Nevada law. Concurrently, the Company’s shareholders consented to, and the Board of Directors approved, an amendment of the 2019 Plan to increase the maximum number of Shares that may be issued thereunder to 500,000 Shares, as adjusted for the 1 for 20 reverse stock split. Additionally, subsequent to a vote that was approved by shareholders, the 2019 Plan was amended to increase the number of shares issuable pursuant to awards granted under the 2019 Plan from 500,000 shares to 10,000,000 shares.

The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares. The options are exercisable for a period of up to 10 years from the date of the grant.

The following table reflects the activity of stock options for the years ended June 30, 2025 and 2024:

A summary of stock option activity is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2023	241,964	$66.20	6.23	$1,342,280
Granted	23,900	26.59	-	-
Forfeited or Cancelled	(65,150)	79.56	-	-
Outstanding at June 30, 2024	200,714	$57.40	5.83	$0.00
Granted	620,000	2.36	-	-
Forfeited or Cancelled	(192,083)	55.13	-	-
Exercised	(7,278)	3.46	-	-
Outstanding at June 30, 2025	621,353	$3.39	5.66	$374,500
Options exercisable at June 30, 2025 (vested)	600,311	3.42	5.52	374,500
Options exercisable at June 30, 2024 (vested)	196,972	58.20	5.85	0.00

The average fair value of stock options granted was estimated to be $2.36 per share for the period ended June 30, 2025, and the closing stock price on June 30, 2025, was $2.98 per common share.

The average fair value of stock options granted was estimated to be $3.40 per share for the period ended June 30, 2024, and the closing stock price on June 30, 2024, was $7.20 per common share.

Stock-based compensation expense attributable to stock options was approximately $1,409,916 and $957,095 for the years ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was approximately $59,000 unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately 0.28 years.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Dividend rate	-	-
Risk free interest rate	3.95%-4.61%	3.95%-4.53%
Expected term	5-10	5
Expected volatility	146%-151%	58%-107%
Grant date stock price	$2.28-3.46	$0.53– 1.47

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended June 30, 2025 and 2024, respectively. In the year ended June 30, 2025, in light of the 1-20 reverse split, certain grants were cancelled and re-issued. The estimate of forfeitures relating to terminations is still 0%.

There were 9,027,903 shares available for issuance as of June 30, 2025, under the 2019 Plan as amended. The Plan contains an “evergreen” provision pursuant to which shares authorized for issuance may be automatically replenished.

Restricted Stock Units

Stock-based compensation from RSUs was approximately $696,946 for the year ended June 30, 2025 and $212,748 for the year ended June 30, 2024.

Pursuant to the 2019 Plan, restricted stock units may be granted. As of June 30, 2025, there was approximately $363,000 of unrecognized compensation expense related to 188,584 restricted stock units. The weighted-average term remaining on the unvested shares was approximately 0.48 years.

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of June 30, 2023	-	-
Granted	12,500	$12.69
Cancelled or Forfeited	-	-
Vested	(5,000)	$17.00
Outstanding as of June 30, 2024	7,500	9.82
Granted	447,000	2.86
Cancelled or Forfeited	(130,000)	3.37
Issued	(102,583)	3.53
Outstanding as of June 30, 2025	221,917	$2.48

At June 30, 2025, there were approximately 33,333 vested RSUs that are included in the 221,917 RSU’s outstanding above as they are not included in the Company’s issued and outstanding common stock.

The components of the stock compensation are as follows:

	2025	2024

Stock option amortization	$1,409,916	$957,095
Restricted stock units amortization	696,946	212,748

Total stock based compensation	$2,106,862	$1,169,843

14. Income Taxes

The components of the provision for income taxes are as follows:

	2025	2024

Current tax provision	$13,558	$12,700
Deferred tax provision	(13,558)	(344,801)

Provision for income taxes (benefit)	$-	$(332,101)

The differences between income taxes calculated at the statutory US federal income tax rate and the Company’s provision for income taxes are as follows:

	2025	2024

Income tax provision at statutory federal and state tax rate	21%	21%
State taxes, net of federal benefit	4.80%	0.27%
Nondeductible expense	(0.03)%	(0.05)%
Tax return to provision	0.00%	0.00%
State tax rate change	0.25%	0.07%
Other, net	3.81%	5.53%
Valuation allowance	29.83%	(25.43)%

Provision for income taxes	0.00%	1.38%

The net deferred income tax asset balance related to the following:

	2025	2024

Net operating losses carry forward	$9,601,876	$4,405,549

Right of use assets	(28,366)	98,987
Inventory write off	161,146	981,758
Impairment loss	(27,512)	3,159,477
Intangible assets	2,795,409	1,034,959
Stock options	2,770,725	2,323,784
Capital loss	271,334	-
Fixed assets	306,804	-
Allowance for doubtful accounts	172,844	16,797
Accrued compensation	13,784	27,540
Deferred revenue	3,572	-
Other, net	7	7
Valuation allowances	(10,092,765)	(6,100,000)

Deferred tax asset	$5,948,858	$5,948,858

There were approximately $59,994,500 and $44,916,500 of losses available to reduce federal taxable income in future years and can be carried forward indefinitely as of June 30, 2025 and June 30, 2024, respectively.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of June 30, 2025 and 2024, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. The Company determined that it is more likely than not that the Company will have future taxable income. During the years ended June 30, 2025 and June 30, 2024 the federal net operating loss increased significantly and management recorded a valuation reserve of  $10,092,765 and $6,100,000, respectively.

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

Note 16. Discontinued Operations – Sale of Interactive Offers

On August 31, 2023, the Company sold Interactive Offers, LLC (“Interactive”) to Amplifyir Inc. (the “Buyer”). The purchase price was $1,250,000 with a provision to adjust the final purchase price based on the business being transferred to Amplifyer Inc. with a net zero working capital. In addition, the Buyer is obligated to pay the Company two-and-one-half percent (2.5%) of certain advertising revenues of Interactive for a two-year period post-closing. Accordingly, the results of the business were classified as discontinued operations in our statements of operations and excluded from both continuing operations for all periods presented.

Summary of discontinued operations:

	Years ended June 30,
	2025	2024
Discontinued Operations
Revenue	$-	$158,147
Cost of sales	$-	$11,982
Sales, general and administrative expenses	$-	$333,168
Depreciation and amortization	$-	$-
Loss from discontinued operations	$-	$(187,003)
Accounts receivable net of allowance for doubtful accounts	$-	$-
Fixed assets, net of accumulated depreciation	$-	$-
Total assets	$-	$-
Total liabilities	$-	$-

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

Summary of discontinued operations:

	Years ended June 30,
	2025	2024
Discontinued Operations
Revenue	$-	$8,707,268
Cost of sales	$-	$2,051,854
Sales, general and administrative expenses	$-	$6,076,257
Depreciation and amortization	$-	$425,263
Other expenses	$-	$(59,742)
Income (loss) from discontinued operations	$-	$213,636
Accounts receivable net of allowance for doubtful accounts	$-	$-
Fixed assets, net of accumulated depreciation	$-	$-
Total assets	$-	$-
Total liabilities	$-	$-

Fair value of consideration the Company was paid:

Cash	$2,100,000
Reduction of liabilities	1,900,000
Note payable	1,000,000
Working capital payment	1,000,000
$6,000,000

Recognized amounts of identifiable assets, liabilities and intangible assets transferred:

Cash	$37,267
Accounts receivable	416,374
Inventory	1,747,150
Prepaid expenses	518,280
Fixed assets	111,305
Other assets	184,800
Liabilities	(512,926)
Total identifiable assets	2,502,250
Total goodwill and intangible assets	1,549,212
Total assets transferred	4,051,462
Purchase price	$6,000,000
Gain on sale of VitaMedica	$1,948,538

Note 18. Discontinued Operations – Sale of E-Core

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

Summary of discontinued operations:

	Years ended June 30,
	2025	2024
Discontinued Operations
Revenue	$-	$51,670,755
Cost of sales	$-	$44,529,158
Sales, general and administrative expenses	$-	$4,213,143
Depreciation and amortization	$-	$1,615,500
Other expenses	$-	$247,379
Income from discontinued operations	$-	$1,065,575
Accounts receivable net of allowance for doubtful accounts	$-	$-
Fixed assets, net of accumulated depreciation	$-	$-
Total assets	$-	$-
Total liabilities	$-	$-

Fair value of consideration the Company was paid:

Acquisition payable, paid August 5, 2024	$2,000,000
Assumption of debt and accrued interest	10,636,309
$12,636,309

Recognized amounts of identifiable assets, liabilities and intangible assets transferred:

Cash	$51,976
Accounts receivable	5,301,212
Inventory	1,870,687
Prepaid expenses	56,476
Fixed assets	-
Liabilities	(3,428,549)
Total identifiable assets	3,851,802
Total goodwill and intangible assets	10,521,833
Total assets transferred	14,373,635
Purchase price	$12,636,309
Loss on sale of E-core	$1,737,326

Note 19. Subsequent Events

On July 11, 2025 the Company closed on a private placement offering to sell 12,457,186 shares of the Company’s common stock at an offering price of $4.00 per share.  The Company received approximately $37,077,000, net of broker fees, the fees on the convertible debt offering completed on July 16, 2025, legal fees, filing fees and other expenses incurred for the private placement.

On July 16, 2025, the Company closed on a private placement offering a secured convertible note in exchange for locked and liquid Solana with an original principal amount of $151,169,169.  The note matures on the second anniversary of the closing and bears interest at a rate of 2% per annum and may not be prepaid by the Company.  The principal of the note can be converted at any time by the holders into the Company’s common stock at a conversion price of $4.25 per share.  The notes are secured by a first priority lien on the digital assets exchanged for the secured convertible note.   If any of the principal remains at the end of the two year term, the Company would repay the note on a pro-rata basis for the remaining principal to the digital assets exchanged for the secured convertible note.  The agreements contain other customary terms, conditions and covenants for similar agreements.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2025. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

We will add several workflow review processes with the new ERP and we expect to finalize these efforts by the end of the 2026 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended June 30, 2025 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. The Company has added significant qualified resources to ensure proper segregation of duties and proper review of the financial reporting policies and procedures.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable for an emerging growth company.

Item 9B. Other Information

During the three months ended June 30,2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Allan Marshall	Chief Executive Officer, Chairman of the Board	58	May 17, 2019

Andrew J. Norstrud	Chief Financial Officer, Director	51	April 1, 2020

Brian Rudick	Chief Strategy Officer	43	May 22, 2025

Gene Salkind	Director	71	January 1, 2021

Thomas C. Williams	Director	65	January 1, 2021

Lawrence H. Dugan	Director	58	January 1, 2021

____________

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Allan Marshall, 58, Chief Executive Officer, Director. Mr. Marshall joined the Company as CEO in May of 2019 and was previously retired prior to joining the Company working as a serial entrepreneur with a focus on development stage companies in hyper growth industries, with the past several years focusing on the technology and cannabis industries. Mr. Marshall is often the driving force behind the organization for its initial growth and funding strategies. Mr. Marshall began his career in the transportation and logistics industry. Mr. Marshall founded Segmentz, Inc. in November of 2000 and served as the Chief Executive Officer, successfully acquiring five distinct logistic companies, raised more than $25,000,000 of capital, creating the infrastructure and business foundation that is now XPO Logistics, Inc. (NYSE: XPO) with revenues in excess of $17 billion. Prior to Segmentz, Mr. Marshall founded U.S. Transportation Services, Inc. (“UST”) in 1995, whose main focus was third party logistics. UST was sold to Professional Transportation Group, Inc. in January 2000 and Professional Transportation Group ceased business in November 2000. Prior to 1995, Mr. Marshall served as Vice President of U.S. Traffic Ltd, a Canadian company, where he founded their United States logistics division and had previously founded a successful driver leasing company in Toronto, Ontario, Canada.

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

Brian Rudick CFA, 43, Chief Strategy Officer. Mr Rudick joined Upexi, Inc. in May 2025 and brings deep expertise and connectivity in both traditional finance and crypto alike. Most recently, Mr. Rudick served as Head of Research for GSR, the largest digital asset market maker, where he demonstrated thought leadership externally and led internal business initiatives, including GSR’s lead investment into Upexi’s $100 million private placement. Prior to GSR, Mr. Rudick spent over a decade on Wall Street, primarily managing a long-short portfolio of bank stocks as a key member of financials-focused teams at Citadel, Balyasny, and Millennium. Mr. Rudick started his career at the Federal Reserve, where he conducted research as part of the monetary policy process. He holds a BSc from Duke University, an MBA from The University of Chicago, and is a CFA Charter holder.

Gene Salkind, 71, Director. Gene Salkind, M.D. has been a practicing neurosurgeon for more than 35 years outside of Philadelphia, PA. He graduated from the University of Pennsylvania in 1974 with a B.A., Cum Laude, and received his medical degree from the Lewis Katz School of Medicine in 1979. He returned to the University of Pennsylvania for his neurosurgical residency and in 1985 was selected as the Chief Resident in Neurosurgery at the Hospital of the University of Pennsylvania. Since that time, he has been in a university affiliated practice of general neurological surgery. He has served as the Chief of Neurosurgery at Holy Redeemer Hospital, Albert Einstein Medical Center, and Jeanes Hospital in Philadelphia. He has authored numerous peer reviewed journal articles and has given lectures throughout the country on various neurosurgical topics. He has held professorships at the University of Pennsylvania, the Allegheny Health Education and Research Foundation, and currently at the Lewis Katz School of Medicine.

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

Thomas Williams, 65, has over 40 years of experience in the insurance industry. He has served in multiple roles in both originations and the administration side of operations. Mr. Williams has a specialization in providing securitization mechanisms of illiquid insurance assets. He was also with Smith Barney for his training in the capital markets and insurance industries.

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

Mr. Williams completed a training program at Northwestern’s Kellogg Business School for Corporate Governance in Public Companies in 2013.

Lawrence H Dugan, 58, Director. Mr. Dugan is a partner with the accounting firm Dorra & Dugan and has been since 1996. Mr. Dugan graduated from the University of Central Florida in 1989. Mr. Dugan is a Florida licensed Certified Public Accountant.

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

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership of such equity securities with the SEC. Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the forms furnished to the Company and written representations provided to the Company from the individuals required to file the reports, the Company believes that during the fiscal year ended June 30, 2025, each of its executive officers and directors has complied with Section 16(a) filing requirements except for:

•	Allan Marshall filed a late Form 4 on April 25, 2025 for transactions that had occurred on April 17, 2025 and March 12, 2025
•	Andrew Norstrud filed a late Form on April 25, 2025 for transactions that had occurred on April 17, 2025
•	Gene Salkin filed a late Form 4 on April 25, 2025 for transactions that occurred on April 17, 2025 and January 17, 2025
•	Lawrence Dugan filed a late Form 4 on April 25, 2025 for a transaction that had occurred on January 17, 2025
•	Thomas Williams filed a late Form 4 on April 25, 2025 for a transaction that had occurred on January 17, 2025

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics, which is filed as Exhibit 14.1 to this Form 10-K. We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers, employees and all persons performing similar functions. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed in our public filings with the Commission.

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

Our audit committee is responsible for: (1) the integrity of the Company’s consolidated financial statements, (2) the effectiveness of the Company’s internal control over financial reporting, (3) the Company’s compliance with legal and regulatory requirements, (4) the independent registered public accounting firm’s qualifications and independence, (5) and the performance of the Company’s independent registered public accountants and (6) preparation of the audit committee report as required to be included in the Company’s annual proxy statement. The Audit Committee Charter is filed as Exhibit 10.11 hereto.

The audit committee met five times during the years ended June 30, 2025.

Compensation Committee

On January 27, 2021, our Board established a compensation committee that operates under a written charter as approved by our Board. The members of our compensation committee are Dr. Gene Salkind, Mr. Thomas Williams, and Mr. Lawrence Dugan. Dr. Salkind serves as chairman of the compensation committee.

Our compensation committee is responsible for the oversight of, and the annual and ongoing review of, the Chief Executive Officer, the compensation of the senior management team, and the bonus programs in place for employees, which includes: (1) reviewing the performance of the Chief Executive Officer and other senior officers, and determining the bonus entitlement for such officer or officers on an annual basis, (2) determining and approving proposed annual compensation and incentive opportunity level of executive officers for each fiscal year, and recommending such compensation to the Board, (3) administration of determination of proposed grants of stock options to directors, employees, consultants and advisors with the Chief Executive Officer, (4) reviewing and recommending to the Board the compensation of the Board and committee members, (5) administering and approving any general benefit plans in place for employees, (6) engaging and setting the compensation for independent counsel and other advisors and consultants, (7) preparing any reports on director and officer compensation to be included in the Company’s proxy statements, (8) assessing the Company’s competitive positions for each component of officer compensation and making recommendations to the Board regarding such positions and (9) reviewing and assessing the adequacy of its charter and submitting any recommended changes to our Board for its consideration and approval. The Compensation Committee Charter is filed as Exhibit 10.12 hereto.

The compensation committee met three times during the year ended June 30, 2025.

Nomination and Governance Committee

On January 27, 2021, our Board established a nomination and governance committee that operates under a written charter as approved by our Board. The members of our nomination committee are Dr. Gene Salkind, Mr. Thomas Williams, and Mr. Lawrence Dugan. Mr. Williams serves as chairman of the nomination and governance committee.

Our nomination and corporate governance committee is responsible for assisting the Board in (1) proposing a slate of qualified nominees for election to the Board by the shareholders or in the event of a Board vacancy, (2) evaluating the suitability of potential nominees for membership on the Board, (3) determining the composition of the Board and its committees, (4) monitoring a process to assess Board, committee and management effectiveness, (5) aiding and monitoring management succession planning and (6) developing, recommending to the Board, implementing and monitoring policies and processes related to the Company’s corporate governance guidelines. The Compensation Committee Charter is filed as Exhibit 10.13 hereto.

The nomination committee met twice during the year ended June 30, 2025.

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

Insider Trading Policies and Procedures

We have insider trading policies and procedures that govern the purchase, sale, and/or other disposition of the Company’s securities by our directors, officers and employees, and the Company itself, that we believe are reasonably designed to promote compliance by the Company and our directors, officers, and employees with insider trading laws, rules and regulations and the listing standards of Nasdaq. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officers;

EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers (the “named executive officers” or “NEOs”) paid by us during the years ended June 30, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allan Marshall, CEO, and Director (1)	2025	840,000	399,231	171,000	1,091,963	-	-	-	2,502,194
2024	840,000	250,769	-	-	-	-	-	1,090,769

Andrew Norstrud, Chief Financial Officer (2)	2025	266,385	350,000	228,000	-	-	-	-	844,385
2024	250,000	-	-	-	-	-	-	250,000

Brian Rudick, Chief Strategy Officer (3)	2025	25,385	-	-	-	-	-	-	25,385

_____________

(1)	At June 30, 2025, Allan Marshall had an accrued and unpaid bonus of $2,500,000 not included in this compensation table.
(2)	At June 30, 2025, Andrew Norstrud had an accrued and unpaid bonus of $350,000 not included in this compensation table.
(3)	Brian Rudick was newly appointed as Chief Strategy Officer on May 22, 2025. At June 30, 2025, Brian Rudick had an accrued and unpaid bonus of $350,000 not included in this compensation table.

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

(4)

Represents equity-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 – Compensation – Stock Compensation, using the Black-Scholes option pricing model.

Employment Agreements

On September 23, 2025, the Company entered an amended and restated employment agreement that superseded all previous agreements with Allan Marshall, Chairman and Chief Executive Officer (the “Marshall Employment Agreement”), effective July 1, 2025. The Marshall Employment Agreement provides for a three-year term ending on April 24, 2028, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard 1-year automatic extension clause if there is no notice by the Company of termination. Mr. Marshall received a starting base salary at the rate of $840,000 per year which can be adjusted by the Compensation Committee.  Mr. Marshall has performance bonuses that Mr. Marshall can earn based on the increase of shareholder value, the increase of the Company’s market cap / treasury growth and other criteria determined by the compensation committee. The Marshall Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions.

Mr. Marshall was granted an option to purchase up to 500,000 shares of common stock at a per share price of $2.28 with a term of five years and was awarded a restricted stock grant of 75,000 shares that cliff vests after six months of continued employment.

On April 24, 2025, the Company entered an employment agreement with Andrew Norstrud, Chief Financial Officer (the “Norstrud Employment Agreement”). The Norstrud Employment Agreement provides for a three-year term ending on April 24, 2028, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard 1-year automatic extension clause if there is no notice by the Company of termination. Mr. Norstrud received a starting base salary at the rate of $350,000 per year which can be adjusted by the Compensation Committee. Mr. Norstrud was awarded a restricted stock grant of 100,000 shares that vests 10% per month for 10 months of continued employment. Mr. Norstrud will be paid a quarterly bonus of between 30% and 100% of his salary as determined by the Chief Executive Officer. Mr. Norstrud is entitled to receive an annual bonus based on criteria to be agreed to by Mr. Norstrud and the Chief Executive Officer and the Compensation Committee. The Norstrud Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions.

On May 22, 2025, the Company entered an employment agreement with Brian Rudick, Chief Strategy Officer (the “Rudick Employment Agreement”). Pursuant to the employment terms, Mr. Rudick will be paid an annual salary of $300,000 and additional cash and equity performance bonuses per year. In addition, Mr. Rudick will be paid $950,000 in structured cash payments through December 31, 2025 and will be granted 400,000 shares of restricted stock that will vest during his first year of employment. The initial term of employment is one year, that will automatically renew for one year if not terminated by Mr. Rudick or the Company.

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of June 30, 2025:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Allan Marshall, CEO, and Director	500,000	-	-	$2.28	4/17/2030	-	-	75,000	223,500
Andrew Norstrud, Chief Financial Officer and Director	-	-	-	$-	-	-	-	80,000	238,400

Gene Salkind, Director	25,000	-	-	$3.46	1/17/2035	-	-	-	-
	-	-	35,000	$2.28	4/17/2035	-	-	-	-
Tomas C. Williams, Director	25,000	-	-	$3.46	1/17/2035	-	-	-	-
Lawrence H Dugan, Director	25,000	-	-	$3.46	1/17/2035	-	-	-	-

As of June 30, 2025, Mr. Norstrud had 20,000 shares that had vested, but had not yet issued.

As of June 30, 2025, Mr. Rudick did not have outstanding option or stock awards granted out of the Company’s equity incentive plan.

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

Directors Compensation

Our directors also receive cash compensation of $5,000 per quarterly board meeting and receive $5,000 up to $7,000 per year for being committee chair.

The table below summarizes the compensation we paid to our non-employee directors for the year ending June 30, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lawrence H. Dugan	$27,000	-	$85,232	-	-	-	$112,232

Gene Salkind (3)	$25,000	-	$163,846	-	-	-	$188,846

Thomas Williams	$25,000	-	$85,232	-	-	-	$110,232

_____________

(1)

The amounts in this column reflect the aggregate grant date fair values of the stock options granted in fiscal year 2025 to the directors, in each case, calculated in accordance with FASB ASC Topic 718. The actual value the director will realize is a function of the underlying shares if and when these awards are exercised and sold

(2)	Options outstanding as of June 30, 2025 for Lawrence H. Dugan was 25,000, for Gene Salkind was 60,000 (including 35,000 that were unvested), and for Thomas Williams was 25,000.
(3)

Options granted to Mr. Salkind include 35,000 granted for participation in a special advisory committee to the Company. This award was granted outside of his compensation for his normal duties as Board member.

TRANSACTIONS WITH RELATED PERSONS

We have a written policy requiring that our Audit Committee review and approve related person transactions that involve us and are of the type that are required to be disclosed in our proxy statement by SEC rules. A transaction may be a related person transaction if it’s a transaction between us and any of our directors, executive officers, owners of more than 5% of our common stock, or their immediate family (“related persons”) where the related persons have a material interest in the transaction. The policy authorizes the Audit Committee to approve a related person transaction upon discussing with management the business rationale for the transaction.

On April 23, 2025, the Company entered into an Asset Management Agreement (the “Asset Management Agreement”) with GSR Strategies LLC (the “Asset Manager”), pursuant to which the Asset Manager shall provide discretionary investment management services with respect to the Company’s cryptocurrency treasury (the “Account Assets”).  The Company shall pay the Asset Manager an asset-based fee (the “Asset-based Fee”) equal to 1.75% per annum, of the assets under the Asset Manager’s management, which shall be calculated and paid in advance as of the first business day of each calendar month, as determined by the Asset Manager in a commercially reasonable manner.  The Company issued warrants (the “GSR Warrants”) to the Asset Manager ( to purchase 2,192,982 shares of Common Stock at various prices per share of common stock as follows: (i) 877,193 shares of Common Stock at an exercise price of $2.28 per share of Common Stock; (ii) 438,596 shares of Common Stock at an exercise price of $3.42 per share of Common Stock; (iii) 438,596 shares of Common Stock at an exercise price of $4.56 per share of Common Stock; (iv) 438,597 shares of Common Stock at an exercise price of $5.70 per share of Common Stock. The Asset Management Agreement will, unless early terminated in accordance with its terms, continue in effect until the twentieth (20th) anniversary of April 23, 2025. The Asset Management Agreement may be terminated by the Company without cause solely upon a two-thirds majority vote of the Company’s common stockholders. If the Company terminates the Asset Management Agreement for any other reason other than for cause, the Company shall pay the Asset Manager an early termination fee (the “Termination Fee) in the amount equal or greater of (i) five (5) times the aggregate amount of the management fees paid by the Company to the Asset Manager over the prior ten (10) year period, or (ii) $15 million. The Asset Management Agreement may be terminated for Cause (i) by the Company upon at least thirty (30) days prior written notice to the Asset Manager and (ii) by the Asset Manager upon at least sixty (60) days prior written notice to the Company.  GSR Growth Investments LP, a related party of the Asset Manager, holds shared voting power over 4,006,210 shares of common stock, or approximately 7.45%, of the Company’s outstanding common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the ownership, as of June 30, 2025, of our Common Stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 30, 2025, there were 38,266,066 shares of our Common Stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of June 30, 2025. Unless otherwise indicated, the address for each beneficial owner is c/o Upexi, Inc., 3030 North Rocky Point Drive Suite 420, Tampa, Florida 33607.

Name	Number of Shares Beneficially Owned		Percentage of Class(1)
Allan Marshall	1,466,957	(2)	3.83%
Gene Salkind	390,127	(3)	1.02%
Andrew Norstrud	99,138	(4)	0.26%*
Brian Rudick	493,422	(5)	1.29%
Lawrence Dugan	26,389	(6)	0.07%*
Thomas Williams	25,000	(7)	0.07%*
Directors and Executive Officers as a Group	2,501,033		6.54%

__________

*	Represents less than 1% of the number of shares of our Common Stock outstanding

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of June 30, 2025. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on June 30, 2025. As of June 30, 2025, there were 38,266,066 shares of our Company’s Common Stock issued and outstanding.

(2)

Represents (i) 151,423 shares of Common Stock, (ii) 138,889 shares issuable upon the conversion of preferred stock, (iii) 18,750 shares issuable upon the exercise of warrant, (iv), 657,895 shares acquired through a PIPE transaction in April 2025, and (v) 500,000 options granted in April 2025.

(3)	Represents (i) 365,127 shares of Common Stock and (ii) 25,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.

(4)	Represents (i) 79,138 shares of Common Stock and (ii) 20,000 shares issuable upon vesting of restricted stock within 60 days.

(5)	Represents (i) 438,597 shares of Common Stock and (ii) 54,825 shares issuable upon the exercises of warrants.

(6)	Represents (i) 1,389 shares of Common Stock and (ii) 25,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.

(7)	Represents 25,000 shares issuable upon the exercise of stock option that are exercisable within 60 days.

More than 5% Beneficial Holders:
Name	Number of Shares Beneficially Owned	Percentage
Attestor Value Master Fund LP (7)	3,419,461	8.94%
GSR Growth Investments LP (8)	2,306,060	6.03%
Michael Novogratz (9)	2,192,983	5.74%
(7)

Reported shares are based on a Schedule 13G filed by Attestor Value Master Fund LP with the SEC on July 11, 2025 disclosing that it held shared voting power over 3,419,461 shares and shared dispositive power over 3,419,461 shares, beneficially owning in the aggregate 3,419,461 shares. As indicated on the aforementioned Schedule 13G, the address for this Attestor Value Master Fund LP is PO Box 309 Grand Cayman E9.

(8)

Reported shares are based on a Schedule 13G filed by GSR Growth Investments LP with the SEC on April 30, 2025 disclosing that it held shared voting power over 2,306,060 shares and shared dispositive power over 2,306,060 shares, beneficially owning in the aggregate 2,306,060 shares. As indicated on the aforementioned Schedule 13G, the address for GSR Growth Investments LP is 65 Curzon Street London, United Kingdom W1J8PE.

(9)

Reported shares are based on a Schedule 13G filed by Michael Novogratz with the SEC on May 1, 2025 disclosing that he held sole voting power over 2,192,983 shares and sole dispositive power over 2,192,983 shares, beneficially owning in the aggregate 2,192,983 shares. As indicated on the aforementioned Schedule 13G, the address for this reporting person is C/O Galaxy Group Investments 107 Grand St New York, NY 10013.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has established an incentive plan, the 2019 Equity Incentive Plan as amended (the “2019 Plan”). The plan grants incentives to select persons who can make, are making and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restricted stock. The 2019 Plan is administered by the Compensation Committee or such other committee (the “Committee”) as is appointed by the Board of Directors pursuant to the 2019 Plan. The Committee has full authority to administer and interpret the provisions of the 2019 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2019 Plan. On May 24, 2022, the Shareholders consented, and the Board of Directors approved the amendment of the 2019 Plan to increase the maximum number of shares that may be issued thereunder by 222,223 shares to 500,000 shares, as adjusted for the 1 for 20 reverse stock split. In June 2025, the 2019 Plan was further amended to increase the number of shares for issuance to 10,000,000.

The Board of Directors of the Company may from time to time, in its discretion, grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares, as well as restricted stock. The options are exercisable for a period of up to 10 years from the date of the grant.

The following table summarizes information, as of June 30, 2025, relating to compensation plans under which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)**

Equity compensation plans approved by security holders	843,270	$3.39	9,027,903
Equity compensation plans not approved by security holders	—	—	—
Total	843,270	$3.39	9,027,903

 * Consists of 621,353 options outstanding and 221,917 RSUs outstanding.

**There have been 10,919 shares issued for the exercise of stock options and 117,908 shares issued for the vested RSUs.

On August 19, 2025, subsequent to the year ended June 30, 2025, the shareholders approved an amendment to the 2019 Plan to increase the number of shares issuable pursuant to awards granted under the 2019 Plan from 10,000,000 shares to 25,000,000 shares.

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

Except as disclosed above, no director, executive officer, shareholder holding at least 5% of shares of our Common Stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the year ended June 30, 2025 and June 30, 2024, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

The Board of Directors has determined that Gene Salkind, Lawrence Dugan and Thomas Williams are independent directors under the listing standards.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2025, and 2024 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2025	June 30, 2024
Audit Fees	$245,500	$402,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$245,500	$402,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Consolidated financial statements

(1)	Consolidated financial statements for our Company are listed in the index under Part II, Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit Index
						Filed or
		Incorporation by Reference				Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1(a)	Amended and Restated Articles of Incorporation	S-1	333-255266	3.1	4/15/21
3.1(b)	Certificate of Amendment to Articles of Incorporation	8-K	001-40535	3.1	8/17/22
3.1(c)	Certificate of Change, dated September 11, 2024	8-K	001-30535	3.1	9/27/24
3.1(d)	Certificate of Correction, dated September 18, 2024	8-K	001-30535	3.2	9/27/24
3.1(e)	Certificate of Incorporation (Delaware)	S-1/A	333-288822	3.1	8/29/25
3.2 (a)	Amended Bylaws	S-1	333-255266	3.2	4/15/21
3.2 (b)	Bylaws (Delaware)	S-1/A	333-288822	3.2	8/29/25
4.1	Specimen of Stock Certificate	S-1	333-255266	4.6	4/15/21
4.2	Description of Securities					x
10.1	Upexi, Inc. 2019 Incentive Stock Plan (Amended and Restated as of August 19, 2025)					x
10.2	Form of Nonqualified Stock Option Agreement	S-1	333-255266	10.2	4/15/21
10.3	Stock Purchase Agreement, dated June 1, 2024	8-K	001-40535	10.1	6/17/24
10.4	Agreement to Unwind Securities Purchase Agreement, dated July 31, 2024	8-K	001-40535	10.1	8/5/24
10.5+	Employment Agreement, dated April 24, 2025, between Registrant and Allan Marshall					x
10.6+	Employment Agreement, dated April 24, 2025, between Registrant and Andrew J. Norstrud	8-K	001-40535	10.2	4/25/25
10.7+	Employment Agreement, dated May 23, 2025 between the Company and Brian Rudick	8-K	001-40535	99.2	5/23/25
10.8	Equity Interest Purchase Agreement, dated August 31, 2023, between Registrant and Amplifyir Inc.	8-K	001-40535	2	9/6/23
10.9	Exercise of Option to Acquire Cygnet Online, LLC, dated September 1, 2023, between Registrant and Eric Hanig	10-K	001-40535	10.23	10/3/23
10.10	Upexi, Inc. 2019 Amended and Restated Stock Incentive Plan, effective May 24, 2022	S-8	333-273859	4.7	8/9/23
10.11	Audit Committee Charter	10-K	001-40535	10.25	10/3/23
10.12	Compensation Committee Charter	10-K	001-40535	10.26	10/3/23
10.13	Nominating Committee Charter	10-K	001-40535	10.27	10/3/23
10.14	Form of Securities Purchase Agreement, dated as of April 20, 2025, between Upexi, Inc. and each Purchaser (as defined therein)	8-K		10.1	4/24/25
10.15	Placement Agency Agreement, dated April 20, 2025, between Upexi, Inc. and A.G.P/Alliance Global Partners	8-K		10.2	4/24/25
10.16	Form of Registration Rights Agreement, dated as of April 20, 2025, between Upexi, Inc. and each Purchaser (as defined therein)	8-K		10.3	4/24/25
10.17	Asset Management Agreement, dated April 23, 2025, between Upexi, Inc. and GSR Strategies LLC	8-K
10.18	Form of Securities Purchase Agreement, dated as of July 11, 2025, between Upexi, Inc. and each Purchaser (as defined therein)	8-K		10.1	7/16/25
10.19	Placement Agency Agreement, dated July 11, 2025, between Upexi, Inc. and A.G.P/Alliance Global Partners	8-K		10.2	7/16/25
10.20	Form of Registration Rights Agreement, dated as of July 11, 2025, between Upexi, Inc. and each Purchaser (as defined therein)	8-K		10.3	7/16/25
10.21	Form of Secured Convertible Promissory Note	8-K		4.1	7/18/25
10.22	Form of Securities Purchase Agreement, dated as of July 2025, between Upexi, Inc. and each Purchaser (as defined therein)	8-K		10.1	7/18/25
10.23	Form of Security Agreement, dated as of July 2025, between Upexi, Inc. and Seller	8-K		10.2	7/18/25
10.24	Form of Registration Rights Agreement, dated as of July 2025, between Upexi, Inc. and each Purchaser (as defined therein)	8-K		10.4	7/18/25
10.25	Common Stock Purchase Agreement, dated as of July 25, 2025, between Upexi, Inc. and A.G.P./ Alliance Global Partners	8-K		10.1	7/25/25
10.26	Registration Rights Agreement, dated as of July 25, 2025, between Upexi, Inc. and A.G.P./ Alliance Global Partners	8-K		10.2	7/25/25
10.27	Waiver and Amendment to that certain Securities Purchase Agreement, dated as of July 11, 2025	8-K		10.1	8/26/25
10.28	Form of Greenshoe Instrument	8-K		10.2	8/26/25
10.29	BitGo Custodian Services Agreement	S-1	333-255266	10.25	9/15/25
10.30	BitGo Prime LLC Master Lending Agreement	S-1	333-255266	10.26	9/15/25
10.31	Coinbase Custodian Services Agreement	S-1	333-255266	10.30	9/15/25
10.32	Phantom Stock Appreciation Award Plan					x
14.1	Code of Business Conduct and Ethics	10-K	001-40535	14.1	10/3/23
14.2	Whistleblower Policy	10-K	001-40535	14.2	10/3/23
19.1	Upexi, Inc. Insider Trading Policy					x
21.1	List of Subsidiaries of Registrant					x
23.1	Consent of GBQ					x
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
97.1	Upexi, Inc. Compensation Recovery Policy	10-K/A	001-40535	97.1	4/22/25
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					x
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					x

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

† Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K, and the Registrant agrees to furnish to the SEC a copy of any omitted schedule and/or exhibit upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

UPEXI INC.
(Registrant)

Dated: September 24, 2025	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 24, 2025	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 24, 2025	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 24, 2025	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: September 24, 2025	/s/ Gene Salkind
Gene Salkind
Director

Dated: September 24, 2025	/s/ Thomas C. Williams
Thomas C. Williams
Director

Dated: September 24, 2025	/s/ Laurence H. Dugan
Laurence H. Dugan
Director

