Form 10-Q
period 2025-09-30
UPEXI, INC.
filed 2025-11-12
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

(727) 287-2800

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

As of November 12, 2025 the registrant had 59,918,609 shares of common stock, par value $0.00001 per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPEXI, INC.

Condensed Consolidated Financial Statements (Unaudited)

UPEXI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
	2025	2025
	(Unaudited)
ASSETS
Current assets
Cash	$2,237,223	$2,975,150
Accounts receivable, net	284,261	157,515
Inventory, net	1,035,680	1,152,870
Due from VitaMedica transition	471,380	228,017
Prepaid expenses and other receivables	1,480,227	350,836
Current digital assets at fair value	212,832,396	49,913,655
Purchase price receivable - VitaMedica	2,000,000	2,000,000
Total current assets	220,341,167	56,778,043

Property and equipment, net	1,931,498	2,052,573
Intangible assets, net	143,923	163,113
Goodwill	848,854	848,854
Deferred tax asset	5,948,858	5,948,858
Investment in digital company	750,000	-
Digital assets at fair value, net of current	187,993,435	56,083,525
Other assets	200,690	192,123
Right-of-use asset, net	1,569,742	1,739,755
Total other assets	199,387,000	67,028,801

Total assets	$419,728,167	$123,806,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,184,897	$1,039,370
Accrued compensation	3,176,969	3,470,296
Deferred revenue	51,347	13,155
Accrued liabilities	947,076	356,064
Accrued interest	1,545,481	792,449
Acquisition payable	260,652	260,652
Current portion of promissory notes	560,000	560,000
Short-term treasury debt	50,000,000	20,000,000
Current portion of Cygnet subsidiary notes payable	5,380,910	5,380,910
Current portion of operating lease payable	521,702	691,010
Total current liabilities	64,629,034	32,563,906

Operating lease payable, net of current portion	1,145,439	1,145,440
Convertible notes payable	143,161,862	-

Total long-term liabilities	144,307,301	1,145,440

Stockholders' equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, and 150,000 and 150,000 shares issued and outstanding, respectively	2	2
Common stock, $0.00001 par value, 300,000,000 shares authorized, and 58,893,261 and 38,270,571 shares issued and outstanding, respectively	589	383
Additional paid in capital	204,586,941	150,640,935
Retain earnings (accumulated deficit)	6,204,300	(60,543,822)
Total stockholders' equity	210,791,832	90,097,498

Total liabilities and stockholders' equity	$419,728,167	$123,806,844

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2025	2024

Revenue
Revenue	$3,156,128	$4,356,515
Digital asset revenue	6,083,617	-
Total revenue	9,239,745	4,356,515

Cost of revenue	956,745	1,426,447

Gross profit	8,283,000	2,930,068

Operating expenses
Sales and marketing	1,067,555	1,041,425
Distribution costs	887,596	1,455,725
General and administrative	9,257,208	1,367,690
Unrealized (gain) on digital assets	(77,996,124)	-
Share-based compensation	5,756,398	141,298
Amortization of acquired intangible assets	19,190	19,190
Depreciation	135,902	239,905
	(60,872,275)	4,265,233

Income (loss) from operations	69,155,275	(1,335,165)

Other income (expense), net
Interest expense, net	(2,699,383)	(290,412)
Other income, net	292,230	-
Other expense, net	(2,407,153)	(290,412)

Income (loss) on operations before income tax	66,748,122	(1,625,577)

Income tax benefit (expense)	-	-

Net income (loss) from continuing operations	$66,748,122	$(1,625,577)

Basic income (loss) per share:
Income (loss) per share	$1.21	$(1.55)

Diluted income (loss) per share:
Income (loss) per share	$0.76	$(1.55)

Basic weighted average shares outstanding	55,340,634	1,045,429
Fully diluted weighted average shares outstanding	88,479,950	1,045,429

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Total Stockholders'
	Shares*	Par* **	Shares*	Par* **	In Capital	Deficit	Equity
FY 2025
Balance, June 30, 2024	25,000	$1	1,045,429	$11	$53,375,502	$(46,859,613)	$6,515,901

Stock based compensation	-	-	-	-	141,298	-	141,298

Net loss for the three months ended September 30, 2024	-	-	-	-	-	(1,625,577)	(1,625,577)

Balance, September 30, 2024	25,000	$1	1,045,429	$11	$53,516,800	$(48,485,190)	$5,031,622

FY 2026
Balance, June 30, 2025	150,000	$2	38,270,571	$383	$150,640,935	$(60,543,822)	$90,097,498

Stock based compensation	-	-	-	-	5,756,398	-	5,756,398

Exercise of pre-funded warrants	-	-	7,889,266	79	7,810	-	7,889

July 2025 private placement	-	-	12,457,186	125	47,007,790	-	47,007,915

Issuance of stock for conversion of debt	-	-	276,238	2	1,174,008	-	1,174,010

Net income for the three months ended September 30, 2025	-	-	-	-	-	66,748,122	66,748,122

Balance, September 30, 2025	150,000	$2	58,893,261	$589	$204,586,941	$6,204,300	$210,791,832

* Common stock has been restated to reflect the 1 for 20 reverse split

** Common stock par value has been adjusted to $0.00001

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss) from operations	$66,748,122	$(1,625,577)

Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	155,092	259,095
Unrealized (gain) on digital assets	(77,996,124)	-
Digital asset revenue	(6,083,617)	-
Amortization of loan costs	-	2,571
Bad debt reserve for Amazon receivable	229	-
Amortization of deferred financing costs	794,681	-
Stock based compensation	5,756,398	141,298
Changes in assets and liabilities
Accounts receivable	(126,975)	(194,557)
Inventory	117,190	(204,863)
Prepaid expenses and other assets	(1,381,321)	170,455
Operating lease assets and liabilities, net	(7,079)	28,795
Accounts payable and accrued liabilities	2,204,991	(494,570)
Deferred revenue	38,192	(57,239)
Net cash used in operating activities	(9,780,221)	(1,974,592)

Cash flows from investing activities
Proceeds from the sale of the building, net	-	4,005,516
Proceeds from the sale of E-core	-	2,000,000
Acquisition of digital assets	(29,579,741)	-
Investment in digital assets company	(750,000)	-
Acquisition of property and equipment	(14,827)	(167,410)
Net cash (used in) provided by investing activities	(30,344,568)	5,838,106

Cash flows from financing activities
Payment of equity issuance costs	(2,992,085)	-
Proceeds from issuance of stock	50,000,000	-
Proceeds from exercise of pre-funded warrants	7,889	-
Repayment of related party advance	-	(100,000)
Payments of debt issuance costs	(7,628,942)	-
Repayment on note payable on building	-	(2,634,538)
Net cash provided by (used in) financing activities	39,386,862	(2,734,538)

Net (decrease) increase in cash	(737,927)	1,128,976

Cash, beginning of period	2,975,150	661,415
Cash, end of period	$2,237,223	$1,790,391

Supplemental Cash Flow Disclosures
Interest paid	$1,946,351	$84,362
Income tax paid	$-	$-
Non-cash Investing and Financing Activities
Issuance of common stock for the repayment of convertible notes payable	$1,174,010	$-
Issuance of convertible debt for digital assets acquired	$151,169,169	$-
Issuance of short-term debt for digital assets acquired	$30,000,000	$-

UPEXI, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company Information and Basis of Presentation

Nature of Operations

Upexi, Inc., is a Delaware corporation, originally formed as a Nevada corporation in 2018. The Company is made up of seven active subsidiaries. We are in the cryptocurrency industry and the management of cash assets through a cryptocurrency portfolio, primarily focused in Solana tokens and staking of those tokens.  We continue to be a brand owner specializing in the development, manufacturing, and distribution of consumer products.

Solana Treasury Strategy. We diversified into the cryptocurrency industry and cash management of assets through a cryptocurrency portfolio, primarily focused in Solana tokens and staking of those tokens. Early in 2025, we updated and modified our cash management and treasury strategy to include holding digital currency assets directly on our balance sheet. This was a shift from holding excess cash primarily in FDIC-insured interest-bearing accounts. We adopted this strategy to obtain the highest yield on excess cash. Under our new approach, our treasury policy focuses primarily on Solana (“SOL”) an asset that is considered earlier in its lifecycle, with respect to both development and usage, as well as institutional adoption.  This strategy involves applying a public-market treasury model similar to what has been done with Bitcoin.  Management will focus its resources to this digital asset strategy and a significant portion of the balance sheet will be the Company’s Solana digital asset treasury.  Currently our treasury is exclusively dedicated to the SOL digital asset and currently we do not intend to dedicate any of the treasury allocated capital to other digital assets.

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

Basis of Presentation and Principles of Consolidation - The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of September 30, 2025 and 2024.

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

Accounts Receivable - Amounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within a specified time from the invoice date. The trade terms vary based on the customer and typically range from prepaid to 45 days from the invoice date. Interest is not charged by the Company on past due accounts. The carrying amount of receivables is reduced by an allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The net accounts receivable balances at September 30, 2025, June 30, 2025, and June 30, 2024 were $284,261, $157,515, and $606,885, respectively. Based on management’s review of accounts receivable, the allowance for credit losses was approximately $641,800 at September 30, 2025 and $636,600 at June 30, 2025. The Company had bad debt expense of $229 for the three months ended September 30, 2025 and no bad debt expense for the three months September 30, 2024.

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

The Company performed its annual test as of June 30, 2025 and 2024, respectively. As of September 30, 2025 and June 30, 2025, the amount in goodwill was $848,854.

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

Conditions of Acceptance:

Sales of our consumable products and pet products, generally do not have customer acceptance terms.

Revenue by Geography and Product Source:

The following table, which excludes digital asset revenue, discloses disaggregated revenue for the three months ended:

	September 30, 2025	September 30, 2024
Primary geographical markets

United States of America	$3,091,974	$4,280,593
Other	64,154	75,922
Total	$3,156,128	$4,356,515

Product source:

Internally manufactured	$2,207,110	$2,166,341
Contract manufactured	925,070	578,316
Purchased as finished good	23,948	1,611,858
Total	$3,156,128	$4,356,515

Deferred Revenue - The Company records deposits as deferred revenue when a customer pays in advance of shipping the product. Once the product is shipped, the deposit is recorded as revenue and the related commissions are paid. All products were shipped related to deposits in deferred revenue, in less than one year.

The following table discloses the deferred revenue:

	September 30, 2025	June 30, 2025
Deferred revenue	$51,347	$13,155

We expect to recognize 100% of the deferred revenue at September 30, 2025 and June 30, 2025, as revenue in the year ended June 30, 2026.

Digital Assets Revenue, Realized and Unrealized Gains and Losses

Acquisition of Solana tokens

We acquire liquid Solana tokens through purchases. In the case of liquid bulk purchases, we recognize for cost basis as the actual price paid. In the case of liquid VWAP (volume-weighted average price) or TWAP (time-weighted average price) over multiple hour or days, we recognize the cost basis as the average price paid for all tokens purchases.

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

Equity Investment (Cost Method) – The Company follows Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities, to account for its ownership interest in noncontrolled entities. Under ASC 321, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are carried at cost less impairment (i.e., cost method investments). Income is recorded for payments received to which the Company earned, such as the case in which the Company would get a certain percentage of revenues as royalties, from the noncontrolled entity subsequent to the date of investment. Payments received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

On August 28, 2025, the Company made an initial investment of $750,000 with Cybersyn Holdings, LLC, which hosts and owns the platform for Alpha City Exchange. Under the terms of the agreement, an initial investment of $750,000 into Alpha Exchange was made in exchange for a royalty equal to 14.9% of all future gross revenue generated by the platform. For the $750,000 investment made, pursuant to ASC 321, Investments – Equity Securities, the Company recognized the investment at cost and presents it into the caption “Investment in digital company” on the balance sheet. As of September 30, 2025, there had been no change to terminate the agreement, any achievement of the subsequent milestones, nor gross revenue generated yet by the platform off which to accrue revenue.

Advertising - The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes continual investment in advertising is critical to the development and sale of its branded products. Advertising costs of $639,431 and $194,774 were expensed as incurred during the three months ended September 30, 2025 and 2024, respectively.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At September 30, 2025 and June 30, 2025, there was a valuation allowance of  $10,092,765 and $10,092,765, respectively.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at September 30, 2025 or June 30, 2025.

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

Earnings (loss) per share

	Three Months Ended September 30,
	2025	2024
Earnings Per Share
Numerator:
Net income (loss)	$66,748,122	$(1,625,577)
Denominator:
Weighted average common shares outstanding	55,340,634	1,045,429
Earnings (loss) per share	$1.21	$(1.55)

Diluted Earnings Per Share
Numerator:
Net income (loss)	$66,748,122	$(1,625,577)
If-converted impact on net income	649,660	0
Net income (loss) for diluted earnings per share	$67,397,782	$(1,625,577)
Denominator:
Weighted average common shares outstanding	55,340,634	1,045,429
Weighted average effect of dilutive securities	33,139,316	0
Total dilutive common shares outstanding	88,479,950	1,045,429
Diluted earnings (loss) per share	$0.76	$1.55

In the three months ended September 30, 2025, 9,478 options were excluded because they were anti-dilutive and 762,770 warrants were excluded because they were anti-dilutive. In three months ended September 30, 2024, the Company was in a net loss position and therefore, diluted EPS equaled EPS.

Convertible Debt and Securities – The Company accounts for convertible notes as a single debt instrument measured at amortized cost. The Company has not identified any embedded features contained within its notes which would require bifurcation from the debt host. As applicable, any debt discount and debt issuance costs incurred in connection with the issuance of the notes are recorded as a direct deduction from the carrying amount of the notes. These amounts are amortized to interest expense using the effective interest method over the expected term of the notes. Upon conversion, the carrying amount of the notes, including any unamortized debt issuance costs and unamortized discounts, are reduced by the amount converted, with any difference being reflected as a change in equity.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are applicable and not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. What follows below are accounting pronouncements adopted or issued but not yet adopted. The Company qualifies as an emerging growth company, and as such, has elected to use the extended transition period for complying with new or revised accounting standards and is not subject to the new or revised accounting standards applicable to public companies during the extended transition period. The accounting standards discussed below indicate effective dates for the Company as an emerging growth company using the extended transition period.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments expand income tax disclosure requirements by requiring an entity to disclose (i) specific categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, and (iii) the amount of taxes paid disaggregated by jurisdiction. The standard is effective for annual reporting periods beginning after December 15, 2024. The Company has adopted this guidance effective for the annual reporting period beginning July 1, 2025 (fiscal year ended June 30, 2026). The adoption of ASU 2023-09 will impact the Company’s disclosures but will not impact financial position nor results of operations.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which establishes accounting guidance for crypto assets meeting certain criteria. Solana meets these criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment was made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2023-08 for the year ended June 30, 2025, effective as of July 1, 2024. As a result of the adoption, the Company did not have a cumulative-effect adjustment as the Company did not have any Crypto Assets prior to January 1, 2025.  In the current year for the three months ended and date as of September 30, 2025, SOL, the token of Solana blockchain, is recognized at fair value.

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

For the fiscal year beginning July 1, 2025, there have been no other recent accounting pronouncements issued but not yet adopted that are expected to be material to the Company.

Note 3. Inventory

Inventory consisted of the following:

	September 30, 2025	June 30, 2025
Raw materials	$498,032	$489,574
Finished goods	537,648	663,296
	$1,035,680	$1,152,870

The Company writes off the value of inventory deemed excessive or obsolete. During the three months ended September 30, 2025, and September 30, 2024, the Company wrote off inventory valued at $70,400 and $42,370, net, respectively.  The Company had inventory reserves at September 30, 2025, and June 30, 2025, of $593,539.

Note 4. Property and Equipment

	September 30, 2025	June 30, 2025
Furniture and fixtures	$127,050	$127,050
Computer equipment	102,279	102,279
Internal use software	570,645	570,645
Manufacturing equipment	2,127,388	2,112,561
Leasehold improvements	852,825	852,825
Vehicles	206,501	206,501
Property and equipment, gross	3,986,688	3,971,861
Less accumulated depreciation	(2,055,190)	(1,919,288)
	$1,931,498	$2,052,573

Depreciation expense for the three months ended September 30, 2025 and 2024 was $135,902 and $239,905, respectively.

Note 5. Digital Assets

The following table summarizes the Company’s digital asset holdings as of:

	September 30,	June 30,
	2025	2025
Approximate number of Solana Tokens held	2,066,827	744,026
Digital assets, fair value	$400,825,831	$105,997,180

The following table summarizes the Company’s digital asset purchases, unrealized gains (losses) on digital assets, and revenue from staking for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024
Number of Solana tokens purchased	1,291,454	-
Digital asset purchases	$210,748,910	$-
Unrealized gains on digital assets	$77,996,124	$-
Revenue from staking	$6,083,617	$-
Approximate number of Solana tokens earned as revenue	31,347	-

Cost basis is reflected in the above table as “Digital asset purchases”.

The following table summarizes the composition of Solana tokens held broken out by liquid and locked as of:

	September 30,	June 30,
	2025	2025
Number of Solana Tokens liquid	1,019,605	322,575
Number of Solana Tokens locked	1,047,222	421,451

The Company has approximately 95% of its Solana treasury staked as of September 30, 2025 and as of June 30, 2025. The Company maintains control over the delegated SOL tokens throughout the staking period. Although the tokens undergo a bonding process with validators, the Company retains the ability to initiate unbonding at any time. Upon notification to the validator, the unbonding process begins, which typically takes up to two days. During this period, the tokens remain unavailable for transfer or sale on the open market. Validators do not gain control over the tokens in a manner that meets derecognition criteria. They cannot sell, pledge, or otherwise dispose of the tokens. As such, the Company continues to recognize the delegated SOL tokens as part of its digital asset holdings.

The Company has 1,047,222 tokens that are considered locked at September 30, 2025.  The following table summarizes the unlocking schedule of Solana tokens currently locked as of September 30, 2025:

June 30, 2026	351,105
June 30, 2027	456,818
June 30, 2028	239,299
1,047,222

The Company valued the Solana treasury at $208.74 per liquid token and $179.52 per locked token as of September 30, 2025. The Company valued the Solana treasury at $154.74 per liquid token and $133.07 per locked token as of June 30, 2025.  The aggregate fair value of locked tokens is computed by taking the number of locked tokens and discounting the month-end spot price by 14%.  The discount used by management is based on the historical purchases of locked Solana management has made on behalf of the Company.  Management monitors this discount percentage and adjusts when appropriate.  $208.74 and $154.74 are the market prices from the closing price listed on coinmarketcap.com at September 30, 2025 and June 30, 2025, respectively.

Note 6. Intangible Assets

Intangible assets as of September 30, 2025:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	239,869	143,923

Online sales channels	2 years	1,800,000	1,800,000	-
Vender relationships	5 years	6,000,000	6,000,000	-

		$10,018,484	$9,874,561	$143,923

For the three months ended September 30, 2025 and 2024, the Company amortized approximately $19,190 and $19,190, respectively.

Intangible assets as of June 30, 2025:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	220,679	163,113

Online sales channels	2 years	1,800,000	1,800,000	-
Vendor relationships	5 years	6,000,000	6,000,000	-

		$10,018,484	$9,855,371	$163,113

Future amortization of intangible assets on September 30, 2025 is set forth below in the years then ended:
June 30, 2026	$57,569
June 30, 2027	76,758
June 30, 2028	9,596
$143,923

Note 7. Prepaid Expenses and Other Receivables

Prepaid and other receivables consist of the following at:

	September 30, 2025	June 30, 2025
Insurance	$129,197	$107,256
Prepayment to vendors	171,024	201,192
Deposits on services	10,000	10,000
Subscriptions and services being amortized over the service period	1,164,776	26,500
Other receivables	5,230	5,888
Total	$1,480,227	$350,836

All prepaid expenses are expected to be expensed within one year.

Note 8. Operating Leases

We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, and equipment. We determine if an arrangement is a lease, or contains a lease, at inception, and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of September 30, 2025, no option to extend the lease was recognized as right-of-use (“ROU”) assets and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our ROU assets and corresponding liabilities. We have elected not to present short-term leases on the condensed consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception.

During November 2018, the Company entered into a lease for equipment that commenced on November 1, 2018, and recorded a right of use asset and corresponding lease liability. Lease expenses were $1,910 for the three months ended September 30, 2025 and 2024.

On March 15, 2023, the Company entered a lease for approximately 20,400 square feet of warehouse and office space, located in Tampa, Florida, to be used as the Company’s distribution center.  The initial term of the lease is thirty-eight months and was not completed when the lease was signed.  The Company moved into the facility in July 2023 and started operations. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain operating leases and accounted for as non-lease components and not part of the ROU. During the three months ended September 30, 2025 and 2024, the Company recognized  $102,020 and $100,756 expense, respectively.

On July 25, 2023, the Company entered a lease for approximately 5,700 square feet of office space, located in Tampa, Florida, to be used as the Company’s corporate headquarters.  The initial term of the lease is sixty-one months. During the three months ended September 30, 2025 and 2024, the Company recognized $62,515 and $49,244 expense, respectively .

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC, which is owned by our CEO, Allan Marshall. The lease is for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month. The initial term of the lease is five years. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of the ROU. The Company spent $611,768 in leasehold improvements to prepare the facility for product manufacturing, which will be amortized over the five year lease term. Product manufacturing was at full capacity and fully moved from the Nevada facility as of August 1, 2024. During the three months ended September  30, 2025 and 2024, the Company recognized $79,944 and $79,944 expense , respectively.

Operating leases are included in operating ROU assets, current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the condensed consolidated balance sheets. As of September 30, 2025, our finance leases are not material.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2025:

2026	$572,074
2027	504,795
2028	486,733
2029	221,715
Total undiscounted future minimum lease payments	1,785,317
Less: Imputed interest	(118,176)
Present value of operating lease obligation	1,667,141
Less: current portion	(521,702)
Long-term operating lease obligation	$1,145,439

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2025 and 2024 are:

	September 30,
	2025	2024
Weighted average remaining lease term months	26	45
Weighted average incremental borrowing rate	5.0%	5.0%

For the three months ended September 30, 2025 and 2024, the components of lease expense, included in general and administrative expenses and interest expense in the condensed consolidated statement of operations, are as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Finance lease expense:
Amortization of ROU assets	$190,290	$185,148
Interest expense	20,982	28,853
Operating lease cost	3,750	3,784
Variable lease expense	52,036	51,835

Total lease cost	$267,058	$269,620

Note 9. Accrued Liabilities

Accrued liabilities consist of the following at:

	September 30, 2025	June 30, 2025
Accrued professional fees	$777,432	$300,000
Accrued sales tax	35,520	38,281
Accrued liquidated damages	120,000	-
Other accrued liabilities	14,124	17,783
	$947,076	$356,064

Note 10. Convertible Notes, Notes Payable, Promissory Notes, and Short-Term Debt

Convertible Notes, Notes Payable and Promissory Notes outstanding are summarized below:

	Maturity	September 30,	June 30,
	Date	2025	2025
Convertible Notes:
Convertible Notes issued for digital assets, due July 16, 2027. Interest rate per annum is 2%. Accrued interest is payable at time of maturity, to the extent of unpaid principal remaining. The Notes shall be convertible into shares of common stock of the Company at the option of the holder, at any time and from time to time. The conversion price is $4.25 per share.	July 16, 2027	$149,996,123	$-
Unamortized deferred financing costs on Convertible Notes		(6,834,261)	-
Convertible Notes, net		$143,161,862
Less: current portion		-	-
Convertible Notes, net of current portion		$143,161,862	$-

Notes Payable, Cygnet subsidiary:
SBA note payable, 30-year term note, 6% interest rate and collateralized with all assets of the Company	October 6, 2051	$3,694,721	$3,694,721
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,000,290	1,000,290
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	685,899	685,899
Total		$5,380,910	$5,380,910

Notes payable, Cygnet subsidiary, current		$5,380,910	$5,380,910

Promissory Notes:
Promissory Notes, 12% interest rate that is paid in cash monthly, and maturity date of June 1, 2026. These Promissory Notes are subordinate to the Convertible Notes. These Promissory Notes are convertible into shares of common stock at the option of the holders, at any time and from time to time. The conversion price is $3.00 per share.	June 1, 2026	$560,000	$560,000

Promissory Notes, current		$560,000	$560,000

Total Convertible Notes, Notes Payable (Cygnet) and Promissory Notes		$149,102,772	$5,940,910

Future payments on notes payable are set forth below:

For the year ended June 30:
Total
2026 – Notes Payable (Cygnet) and Promissory Notes	$5,940,910
2027	-
2028 – Convertible Notes*	149,996,123
Total principal payments	155,937,033
Unamortized deferred financing costs on Convertible Notes	(6,834,261)
Total	$149,102,772

* The convertible notes cannot be repaid in cash; the convertible notes can only be converted into approximately 35,293,206 of the Company’s common stock at a per share price of $4.25 or repaid at the end of the term of the note with approximately 962,955 SOL tokens.

Convertible Notes

On July 16, 2025, the Company entered into securities purchase agreements with certain investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement offering (the “Note Offering”) secured convertible notes (the “Notes”) in exchange for locked and spot Solana in the aggregate, original principal amount of $151,169,169. The total principal amount arising out of the Notes Offering was $151,169,169. The maturity date on the Notes is the two-year anniversary from the date of the closing of the Notes Offering, or July 16, 2027. The applicable interest rate is an annual rate equal to 2.0%. Interest shall be calculated on the basis of a 365-day year and the actual number of days elapsed, and accrues daily commencing on the Issue Date, or July 16, 2025, until payment in full of the outstanding principal, together with accrued and unpaid interest, liquidated damages, and other amounts which may become due. At the maturity date of the Notes, the holders of the Notes are entitled to an amount equal to the accrued and unpaid interest and liquidated damages (if any) and, to the extent unpaid principal remains, the return of the Subscription Amount (pro-rated to the extent principal was paid down) in the form of Digital Assets paid to the Company. At any time after the Issue Date until the Notes are no longer outstanding, the Notes shall be convertible into shares of Common Stock of the Company at the option of the holder, at any time and from time to time. The conversion price is $4.25 per share. Furthermore, the Company may deliver forced conversion notices. Under the terms of the forced conversion, if after the legend removal date, the volume-weighted average price for each of the 30 consecutive trading days exceeds $6.37, the Company may within five trading days deliver a notice to the holders to cause the holder to convert all or part of then outstanding principal on the Notes.

The Company accounts for convertible notes as a single debt instrument measured at amortized cost. The Company has not identified any embedded features contained within its notes which would require bifurcation from the debt host. As applicable, any debt discount and debt issuance costs incurred in connection with the issuance of the notes are recorded as a direct deduction from the carrying amount of the notes. These amounts are amortized to interest expense using the effective interest method over the expected term of the notes. Upon conversion, the carrying amount of the notes, including any unamortized debt issuance costs and unamortized discounts, are reduced by the amount converted, with any difference being reflected as a change in equity.

	Maturity	September 30,	June 30,
	Date	2025	2025
Short-Term Debt:
BitGo Credit Facility, 11.5% interest rate per annum. The term of the credit facility is for one year and is renewable for successive one-year options.	N/A	$50,000,000	$20,000,000

Total Short-Term Debt		$50,000,000	$20,000,000

Short-Term Debt

The Company entered into a credit facility with BitGo Prime, LLC (“BitGo”). Pursuant to a Master Loan Agreement (the “Agreement”) the Company may borrow up to  $50,000,000 for the purchase of digital assets with interest at the rate of 11.5% per year. The term of the credit facility is for one year and is renewable for successive one-year options. Each individual loan under the facility is negotiable as to the amount, term prepayment or recall (payment demand).  The loans shall be collateralized by the Company’s treasury assets, already held at BitGo, the initial availability is based on 260% collateral level and a margin call level of 175%. There are no requirements or fees for non-use of the credit facility and the facility can be increased in the future based on the value of the assets BitGo is the custodian of for the Company. At September 30, 2025 and June 30,2025, the outstanding balance of the credit facility was $50,000,000 and $20,000,000, respectively.  The credit facility was used for the purchase of SOL.

Note 11. Related Party Transactions

In March 2025, Allan Marshall purchased 125,000 shares of Series A preferred shares from the Company at a per share price of $2.60 per preferred share. This purchase was settled through the cancellation of a $400,000 related party advance. There are no advances due to Allan Marshall at September 30, or June 30, 2025.

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

Common Stock

During the three months ended September 30, 2025:

All, 7,889,226 Pre-Funded Warrants were exercised. As a result, 7,889,226 shares of common stock were issued to investors. These Pre-Funded Warrants were issued in connection with the Private Placement offering occurring in April 2025 in which the Company issued 35,970,383 shares of common stock at an offering price of $2.28 per share.

In connection with a private placement offering of equity in July 2025, 12,457,186 shares of common stock were issued.

In connection with the notice of a conversion relating to convertible debt in July 2025, 276,238 shares of common stock were issued.

Stock Split

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

Note 13. Stock Based Compensation

The Board of Directors of the Company may, from time to time, in its discretion, grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase shares of common stock. The options are exercisable for a period of up to 10 years from the date of the grant.

A summary of stock option activity for the three months ended September 30, 2025 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2025	621,353	$3.39	5.66	$374,500
Exercised	-	-	-	-
Forfeited	(1,875)	83.14	-	-
Granted	-	-	-	-
Options outstanding at September 30, 2025	619,478	$3.15	5.40	$2,040,400
Options exercisable at September, 2025 (vested)	616,287	$3.15	5.39	$2,040,400

A summary of stock option activity for the three months ended September, 2024 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2024	200,714	$57.40	5.83	$0.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Granted	-	-	-	-
Options outstanding at September 30, 2024	200,714	$57.40	5.57	$0.00
Options exercisable at September 30, 2024 (vested)	197,610	$58.10	5.59	$0.00

The closing market price per common share on September 30, 2025 was $5.77.

Stock-based compensation attributable to stock options was $39,360 and $141,298 for the three months ended September 30, 2025, and 2024, respectively.  As of September 30, 2025, there was approximately $19,680 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 0.04 years.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the year ended June 30, 2025, in light of the 1-20 reverse split, certain grants were cancelled and re-issued. The estimate of forfeitures relating to terminations is still 0%.

There were 6,554,778 shares available for issuance as of September 30, 2025, under the 2019 Plan as amended. The Plan contains an “evergreen” provision pursuant to which shares authorized for issuance may be automatically replenished.

Restricted Stock Units

Stock-based compensation from RSUs was approximately $5,448,425 for the three months ended September 30, 2025 and $0 for the three months ended September 30, 2024.

Pursuant to the 2019 Plan, restricted stock units may be granted. As of September 30, 2025, there was approximately $363,000 of unrecognized compensation expense related to 1,220,416 restricted stock units. The weighted-average term remaining on the unvested shares was approximately 0.35 years.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2024	7,500	$9.82
Granted	-	-
Cancelled or Forfeited	-	-
Vested	-	-
Outstanding as of September 30, 2024	7,500	$9.82

Outstanding as of June 30, 2025	221,917	$2.48
Granted	2,475,000	3.14
Cancelled or Forfeited	-	-
Issued	-	-
Outstanding as of September 30, 2025	2,696,917	$3.08

At September 30, 2025, there were approximately 1,476,501 vested RSUs that are included in the 2,696,917 RSU’s outstanding above as they are not included in the Company’s issued and outstanding common stock.

The components of stock-based compensation are as follows for the three months ended September 30:

	2025	2024

Stock options amortization	$39,360	$141,298
Restricted stock units amortization	5,409,065	-
Warrants amortization granted to asset manager	307,973	-
Total stock-based compensation	$5,756,398	$141,298

Note 14. Phantom Stock Appreciation Plan

The Company established a Phantom Stock Appreciation Plan on July 1, 2025 to motivate and reward key employees of the Company by providing incentive compensation opportunities based on the increase in the Company value and the value increase to our shareholders, thereby increasing the long-term value of the Company.  The Company recognizes the estimated compensation cost related to the awards and expected to be awarded during the year in its consolidated financial statements in accordance with ASC 718.  The Company estimated the cost of compensation related to the plan during the three month period ended September 30, 2025 as $1,441,987 and recognized this expense as a general and administrative compensation expense and accrued this on the balance sheet as accrued compensation.  As of the date of this report, there has been no compensation paid to the participants related to this Plan.

Phantom Stock Appreciation Plan

Only July 1, 2025 the Board of Directors with the recommendation of the Compensation Committee approved the Upexi, Inc. Phantom Stock Appreciation Plan (the “Plan”).  The Plan permits the granting of an award to any employee of the Company who is selected and approved by the Board of Directors, upon such criteria determined by the Board of Directors.  Except as otherwise provided in a Participant’s employment or award agreement, the Phantom Stock Unit (“PSU”) will vest on each June 30th following the date of grant, provided the Participant is employed by the Company or an Affiliate on such date.

The Company shall credit to each Participant’s Account by means of a bookkeeping entry the number of Phantom Stock Appreciation Units awarded. On an annual basis, as of the end of each Plan Year (June 30), the Account for each Participant shall be equal to the excess of (a) the Payment Date Value at the end of the Plan Year (or such other determination date selected by the Company if the Payment Date is not July 1); over (b) the Grant Date Value or the Rollover Date Value as applicable, multiplied by (c) the number of PSUs in a Participant’s Account. Such amount shall be paid to a Participant.

The PSUs in the Account shall be valued each year and such process shall continue until the earliest to occur of the date a Participant has terminated employment, the date of a Change of Control as defined by the Company, and the date the Plan has terminated or the Company has terminated one or more awards for a Participant. If the per unit value of PSU at the end of the Plan Year is less than the per unit value of the PSU at the beginning of such Plan Year, no amount shall be payable to a Participant under the Plan for such Plan Year.

The Payment Date Value is the 30-day average closing price of Upexi, Inc. common stock on NASDAQ between June 1st and June 30th immediately preceding the Payment Date.  If the Payment Date is other than July 1st, then the Payment Date Value shall be the 30/31-day average closing price of Upexi, Inc. common stock on NASDAQ for the full month immediately preceding the designated payment date as determined by the Company.

A Participant must be employed on June 30th to receive the Account value for such Plan Year except as otherwise determined by the Company. The Account value as determined in Section 5.1 shall be paid in a lump sum payment no later than September 15th following the end of each Plan Year. Payment will be made in cash. The Company may also elect to pay up to 50% of the Account value prior to June 30 of each year with a true up made for the Payment Date Value on June 30 if applicable.

At September 30, 2025 the Board of directors had awarded the following PSU’s with the following Grant Value:

2025

Phantom Stock Units with a grant value of $2.89	1,153,996
Phantom Stock Units with a grant value of $4.00	311,430
Phantom Stock Units with a grant value of $4.25	6,906
Total Phantom Stock Units granted	1,472,332

The awards from the plan are earned and paid on an annual basis and the Company estimates the annual expected compensation expense for the Plan year and recognizes 1/12th of the estimated expense each month.   This estimate is updated on a quarterly basis for variable components of the plan, including all of the awards that will be issued during the year, the expected grant value of those awards and the estimated Payment Date value.

At September 30, 2025 management used the following criteria in the estimate of the compensation related to the Plan:

2025

Phantom Stock Units with a grant value of $2.89	1,153,996
Phantom Stock Units with a grant value of $4.00	311,430
Phantom Stock Units with a grant value of $4.25	889,236
Total Phantom Stock Units used for annual compensation estimate	2,354,662

The Upexi, Inc. common stock price at September 30, 2025 was $5.77 per common share.  Management determined that it should use $6.00 per share as the Payment Date Value for estimating the annual compensation.  Based on the above criteria, management determined that the annual compensation for the Plan will be approximately $5,767,948 and accrued compensation expense of $1,441,987 for the three months ended September 30, 2025.   All of the outstanding phantom unit awards at September 30, 2025 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the Plan Awards is based on the fair value of the units as of the balance sheet date as further discussed above, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as a liability within “Accrued compensation” in the Condensed Consolidated Balance Sheets.

Note 15. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. For the three months ended September 30, 2025, the Company’s effective tax rate was 0.0% due to the significant unrealized gains on the Company’s digital assets and timing differences between book and tax.  For the three months ended September 30, 2024, the Company reserved 100% of the benefit calculated as income tax benefit.

The estimated effective tax rate is subject to fluctuation based on the mix of earnings and losses by tax jurisdiction and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.  For the three months ended September 30, 2025, the difference between the U.S. statutory rate and the Company’s effective tax rate is due to the significant unrealized gains on the Company’s digital assets and timing differences between book and tax for an effective tax rate of approximately 0.0%. The income tax benefit for the three months ended September 30, 2024, was primarily attributable to federal and state income taxes and non-deductible expenses for an effective tax rate of approximately 24.5%.

Deferred tax assets and liabilities resulting from temporary differences in the recognition of income and expenses for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. On June 30, 2025, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. The Company determined that it is more likely than not that the Company will have future taxable income. As of September 30, 2025 and June 30, 2025 the Company had a valuation reserve of $10,092,765.

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. Income tax returns generally remain subject to examination by federal and most state tax authorities. The Company is not currently under examination in any federal or state jurisdiction.

Note 16. Risks and Uncertainties

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

The Company holds a significant portion of its assets in cryptocurrencies, which are subject to substantial market volatility, evolving regulatory frameworks, liquidity constraints, cybersecurity threats, and technological risks. These factors may cause material fluctuations in the fair value of the Company’s holdings and could adversely affect its financial condition and results of operations.

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

Our Solana Treasury Strategy

Early in 2025, we updated and modified our cash management and treasury strategy to include holding digital currency assets directly on our balance sheet. This was a shift from before when we held excess cash primarily in FDIC-insured interest-bearing accounts. The change to adopt this strategy results from our intention to obtain the highest yield on excess cash. Under our new approach, our treasury policy focuses primarily on Solana (“SOL”). The approach involves applying a public-market treasury model to an asset that is considered earlier in its lifecycle than, with respect to both development and usage, as well as institutional adoption, Bitcoin.  Management will focus its resources on this digital asset strategy and a significant portion of the balance sheet will be allocated to holding Solana in the Company’s digital asset treasury. Currently our treasury is exclusively dedicated to the SOL digital asset and currently we do not intend to dedicate any of the treasury allocated capital to other digital assets.  We will stake the vast majority of the Solana in our treasury to earn a staking yield and turn the treasury into a productive asset.  Currently we are staking approximately 95% of our SOL treasury, and intend to maintain a similar or higher percentage going forward.  We do not hedge our SOL and do not have plans to hedge our SOL in the future.

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

Storage of Our Digital Assets in our SOL Treasury

The Custodians

The Custodians are responsible for safekeeping all of the SOL owned by the Company. We maintain multiple Custodians to reduce the risk of a single failure, and we plan to expand to additional custodians as our Treasury grows. The Custodian accounts are all opened by the Company, this segregates our assets into an individual custodian account owned by the Company and access is monitored and controlled by the Company. Our Asset Management Company is given access to the Custodian accounts with established controls to ensure transactions require consensus of a minimum of two individuals when assets are being transferred between wallets and additional controls if an asset of the Treasury is moved out of the Custodians control. The assets go through the Custodians Trust Company, which maintains its own insurance and is regulated by their respective state where the trust is incorporated in.

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

The Custodians hold a majority of SOL in cold storage and provide a user interface for the Company to manage the allocation of SOL between cold and hot storage for the wallets.  The Company maintains more than 98% of its SOL treasury in cold wallets.

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

The Company is charged for storage fees, staking fees and transaction fees for services specifically requested by the Company or the Asset Management Company.  Except as set forth above, the contract terms of the agreements are typically for one to three years and can be terminated upon 30-day notice and payment of all fees due and one month of additional fees.

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

Critical Accounting Estimates

During the three months ended September 30, 2025, there were no material changes to our critical accounting policies as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended June 30, 2025.

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended September 30, 2025 and 2024, which are included herein.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	September 30
	2025	2024	Change
Revenue	$3,156,128	$4,356,515	$(1,200,387)
Digital asset revenue	6,083,617	-	6,083,617
Cost of revenue	956,745	1,426,447	(469,702)
Sales and marketing expenses	1,067,555	1,041,425	26,130
Distribution costs	887,596	1,455,725	(568,129)
General and administrative expenses	9,257,208	1,367,690	7,889,518
Unrealized (gain) on digital assets	(77,996,124)	-	(77,996,124)
Other operating expenses	5,911,490	400,393	5,511,097
Other expenses	2,407,153	290,412	2,116,741
Net income (loss)	$66,748,122	$(1,625,577)	$68,373,699

Revenue declined by approximately $1.2 million, or 28%, as compared with the same period last year.  Management’s focus is on the digital asset strategy and resources are allocated accordingly.  We do not expect significant increases to these revenue sources in future quarters.

Digital asset revenue increased by approximately $6.1 million as compared with the same period last year as the Company began its investments in digital assets toward the end of fiscal year 2025. The Company earns staking revenue by delegating its digital assets to third-party validators on proof-of-stake blockchain networks.  The digital asset revenue is expected to increase as the number of SOL tokens the Company has staked, the overall increase in the price of SOL and the Company’s continued expansion of it digital asset strategy.

Cost of revenue decreased by approximately $0.5 million, or 33%, as compared with the same period last year.  The gross margin was approximately 69.7% and 67.3% for the three months ended September 30, 2025 and 2024, respectfully, an increase of approximately 2.4%, as compared with the same period last year.

Sales and marketing expenses increased marginally by $26,000, or 3%, as compared with the same period last year.  Management expects the sales and marketing expense to remain consistent, quarter over quarter for the year.

Distribution costs decreased by approximately $0.6 million, or 39%, as compared with the same period last year. The decrease in distribution costs was primarily related to the overall decline in revenue.

General and administrative expenses increased approximately $7.9 million, or 577%, as compared with the same period last year. The increase is mainly a result of expenses in connection with the change in the business to hold digital assets as parts of its treasury.  This included an increase of approximately $2.9 million in compensation expense, an increase of approximately $2.4 million in public company expenses, an increase of approximately $0.5 million in travel expenses and an increase of approximately $1.6 million in management and other fees related to the digital asset treasury.

Unrealized gain on digital assets increased by approximately $78.0 million as the Company began its investments in digital assets toward the end of fiscal year 2025. The gains mainly result from the price changes on SOL over the recorded cost of SOL during the three months ended September 30, 2025.

Other operating expenses increased by approximately $5.5 million, or 1,376%, as compared with the same period last year. The increase was primarily due to increased stock compensation.

Other expenses increased by approximately $2.1 million, or 729%, as compared with the same period last year. The increase was primarily due to increased debt used in the purchase of SOL for the digital asset treasury and was offset by approximately $300,000 for interest revenue or short term gains from cash management.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2025	As of June 30, 2025
Current assets	$220,341,167	$56,778,043
Current liabilities	64,629,034	32,563,906
Working capital	$155,712,133	$24,214,137

Cash Flows

	Three Months Ended September 30,
	2025	2024
Cash flows used in operating activities	$(9,780,221)	$(1,974,592)
Cash flows (used in) provided by investing activities	(30,344,568)	5,838,106
Cash flows provided by (used in) financing activities	39,386,862	(2,734,538)

Net change in cash during the period	$(737,927)	$1,128,976

On September 30, 2025, the Company had cash of $2,237,223, a decrease of $737,927 from June 30, 2025. The primary changes resulted from financing obtained to implement and grow the Company’s digital asset strategy that was deployed to acquire digital assets.

Net cash flows used in operating activities was $9,780,221 for the three months ended September 30, 2025, as compared to net cash flows used in operating activities of $1,974,592 for the three months ended September 30, 2024. The digital asset revenue of approximately $6.1 million and the unrealized gain of approximately $78 million are non-cash.  The primary cash change from prior periods were attributable to general and administrative expenses, which were $9,257,208 and $1,367,690, respectively, for the three months ended September 30, 2025 and 2024, respectfully. Various costs were incurred in connection with beginning, implementing and growing the Company’s digital asset strategy and are expected to continue.

Net cash flows used in investing activities was approximately $30.3 million for the three months ended September 30, 2025, as compared to net cash flows provided by investing activities of approximately $5.8 million for the three months ended September 30, 2024. The primary use of funds was the acquisitions SOL for the digital assets treasury during the three months ended September 30, 2025. In the three months ended September 30, 2024, the primary driver was the cash collected in connection with the sale of a building and the collection of the purchase price for E-core.

Net cash flows provided by financing activities was approximately $39.4 million for the three months ended September 30, 2025, as compared to net cash flows used in financing activities of approximately $2.7 million for the three months ended September 30, 2024. The primary driver of the change was the financing obtained from a capital raise for purposes of executing the Company’s digital asset strategy in the three months ended September 30, 2025.  This capital raise was offset by the expenses incurred for the capital raise and the expenses incurred for the convertible note obtained in a swap transaction for SOL.  In the three months ended September 30, 2024, the primary driver of cash used in financing activities was the payment on a note in connection with the sale of a building.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our Management identified the following material weaknesses:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review.

We believe the weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the appointment of additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies, by the end of our 2026 fiscal year as resources allow.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation, and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties are subject, which would reasonably be likely to have a material adverse effect on the Company, other than the following:

•

On April 7, 2025, Bloomios, Inc., Infused Confections, LLC and Infusionz, LLC (collectively, the “Plaintiffs”), filed an action against the Company and each of its executive officers and directors, and Grove, Inc., which is the Company’s prior name. The action stems from Bloomios’ acquisition of Infusionz from the Company in October 2022. The Plaintiffs’ claims allege fraud, misrepresentation, and breach of contract, among other claims, and are seeking damages in an unspecified amount, plus punitive damages, and unspecified declaratory relief. The Company considers the action baseless. The Company was successful in obtaining the dismissal of individual Board members from this action and filed counterclaims for the approximately $19.5 million the Plaintiffs owe the Company from the transaction. The Company intends to seek reimbursement of all attorneys’ fees as a result of the false statements made by the Plaintiffs in the complaint.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2025, the Company issued secured convertible notes in the aggregate principal amount of approximately $151.2 million, convertible into 35,569,224 shares of Common Stock at $4.25 per share.

On July 11, 2025, the Company issued 12,457,186 shares of Common Stock, at an offering price of $4.00 per share and $4.94 per share to certain members of the Company’s management and members of the Board of Directors.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

UPEXI, INC.

Dated: November 12, 2025	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: November 12, 2025	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

