Form 10-Q
period 2025-12-31
UPEXI, INC.
filed 2026-02-10
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of February 9, 2026 the registrant had 69,760,581 shares of common stock, par value $0.00001 per share, issued.

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

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Upexi, Inc., unless otherwise indicated.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPEXI, INC.

Condensed Consolidated Financial Statements (Unaudited)

UPEXI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2025	2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,616,765	$2,975,150
Accounts receivable, net	594,552	157,515
Inventory, net	728,273	1,152,870
Due from VitaMedica transition	304,880	228,017
Prepaid expenses and other receivables	1,302,064	350,836
Current digital assets at fair value	164,703,917	49,913,655
Purchase price receivable - VitaMedica	2,000,000	2,000,000
Total current assets	171,250,451	56,778,043

Property and equipment, net	543,246	2,052,573
Intangible assets, net	874,733	163,113
Goodwill	673,854	848,854
Deferred tax asset	5,948,858	5,948,858
Digital assets at fair value, net of current	90,998,464	56,083,525
Other assets	218,710	192,123
Right-of-use asset, net	636,449	1,739,755
Total other assets	99,894,314	67,028,801

Total assets	$271,144,765	$123,806,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	665,840	$1,039,370
Accrued compensation	3,111,115	3,470,296
Deferred revenue	47,287	13,155
Accrued liabilities	1,964,281	356,064
Accrued interest	2,902,942	792,449
Acquisition payable	260,652	260,652
Current portion of promissory notes	560,000	560,000
Short-term treasury debt	62,695,723	20,000,000
Current portion of Cygnet subsidiary notes payable	5,380,910	5,380,910
Current portion of operating lease payable	263,672	691,010
Total current liabilities	77,852,422	32,563,906

Operating lease payable, net of current portion	460,134	1,145,440
Convertible notes payable	144,115,480	-

Total long-term liabilities	144,575,614	1,145,440

Stockholders' equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, and 150,000 and 150,000 shares issued and outstanding, respectively	2	2
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 63,212,588 and 38,270,571 shares issued, as of December 31, 2025 and June 30, 2025, respectively	632	383
Treasury stock, 416,226 and 0, as of December 31, 2025 and June 30, 2025, respectively	(799,277)	-
Additional paid in capital	222,236,002	150,640,935
Accumulated deficit	(172,720,630)	(60,543,822)
Total stockholders' equity	48,716,729	90,097,498

Total liabilities and stockholders' equity	$271,144,765	$123,806,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

Revenue
Revenue	$2,908,527	$4,005,492	$6,064,655	$8,362,007
Digital asset revenue	5,143,513	-	11,227,130	-
Total revenue	8,052,040	4,005,492	17,291,785	8,362,007

Cost of revenue	1,340,881	1,031,386	2,297,626	2,457,833

Gross profit	6,711,159	2,974,106	14,994,159	5,904,174

Operating expenses
Sales and marketing	915,841	949,963	1,983,396	1,991,388
Distribution costs	924,201	1,276,422	1,811,797	2,732,147
General and administrative	5,522,786	1,548,590	14,779,994	2,916,280
Unrealized loss on digital assets	164,495,019	-	86,498,895	-
Realized loss on digital asset revenue conversion to USD	341,599	-	341,599	-
Stock-based compensation	8,300,673	32,578	14,057,071	173,876
Amortization of acquired intangible assets	19,190	19,190	38,380	38,380
Impairment on assets from manufacturing shut down	1,422,289	-	1,422,289	-
Depreciation	134,388	220,562	270,290	460,467
	182,075,986	4,047,305	121,203,711	8,312,538

Loss from operations	(175,364,827)	(1,073,199)	(106,209,552)	(2,408,364)

Other expense, net
Interest expense, net	(3,604,709)	(228,111)	(6,304,092)	(518,523)
Other income, net	44,606	-	336,836	-
Other expense, net	(3,560,103)	(228,111)	(5,967,256)	(518,523)

Loss on operations before income tax	(178,924,930)	(1,301,310)	(112,176,808)	(2,926,887)

Income tax benefit (expense)	-	-	-	-

Net loss	$(178,924,930)	$(1,301,310)	$(112,176,808)	$(2,926,887)

Basic loss per share:
Loss per share	$(2.94)	$(1.24)	$(1.93)	$(2.80)

Diluted loss per share:
Loss per share	$(2.94)	$(1.24)	$(1.93)	$(2.80)

Basic weighted average shares outstanding	60,829,603	1,045,429	58,085,114	1,045,429
Fully diluted weighted average shares outstanding	60,829,603	1,045,429	58,085,114	1,045,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Treasury Stock	Treasury Stock	Additional Paid	Accumulated	Total Stockholders'
	Shares*	Par* **	Shares*	Par * **	Shares	Amount	In Capital	Deficit	Equity
FY 2025
Balance, June 30, 2024	25,000	$1	1,045,429	$11	-	$-	$53,375,502	$(46,859,613)	$6,515,901

Stock-based compensation	-	-	-	-	-	-	141,298	-	141,298

Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	(1,625,577)	(1,625,577)

Balance, September 30, 2024	25,000	$1	1,045,429	$11	-	$-	$53,516,800	$(48,485,190)	$5,031,622

Stock-based compensation	-	-	-	-	-	-	32,578	-	32,578

Net loss for the three months ended December 31, 2024	-	-	-	-	-	-	-	(1,301,310)	(1,301,310)

Balance, December 31, 2024	25,000	$1	1,045,429	$11	-	$-	$53,549,378	$(49,786,500)	$3,762,890

FY 2026
Balance, June 30, 2025	150,000	$2	38,270,571	$383	-	$-	$150,640,935	$(60,543,822)	$90,097,498

Stock-based compensation	-	-	-	-	-	-	5,756,398	-	5,756,398

Exercise of pre-funded warrants	-	-	7,889,266	79	-	-	7,810	-	7,889

Issuance of common stock in private placement	-	-	12,457,186	125	-	-	47,007,790	-	47,007,915

Issuance of stock for conversion of debt	-	-	276,238	2	-	-	1,174,008	-	1,174,010

Net income for the three months ended September 30, 2025	-	-	-	-	-	-	-	66,748,122	66,748,122

Balance, September 30, 2025	150,000	$2	58,893,261	$589	-	$-	$204,586,941	$6,204,300	$210,791,832

Stock-based compensation	-	-	-	-	-	-	8,300,673	-	8,300,673

Issuance of stock for the exercise of cashless warrants	-	-	678,352	7	-	-	(7)	-	-

Issuance of stock for the exercise of warrants	-	-	33,334	-	-	-	100,000	-	100,000

Issuance of vested stock from equity incentive plans	-	-	318,167	3	-	-	(3)	-	-

Issuance of common stock in private placement	-	-	3,289,474	33	-	-	9,248,398	-	9,248,431

Common stock repurchases	-	-	(416,226)	-	416,226	(799,277)	-	-	(799,277)

Net loss for the three months ended December 31, 2025	-	-	-	-	-	-	-	(178,924,930)	(178,924,930)

Balance, December 31, 2025	150,000	$2	62,796,362	$632	416,226	$(799,277)	$222,236,002	$(172,720,630)	$48,716,729

* Common stock has been restated to reflect the 1 for 20 reverse split
** Common stock par value has been adjusted to $0.00001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended December 31,
	2025	2024
Cash flows from operating activities
Net loss from operations	$(112,176,808)	$(2,926,887)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308,670	498,847
Unrealized loss on digital assets	86,498,895	-
Digital asset revenue	(11,227,130)	-
Digital asset revenue conversion to USD	4,771,563	-
Loss on digital asset revenue conversion to USD	341,599	-
Amortization of loan costs	-	2,571
Impairment on assets from manufacturing shut down	1,422,289	-
Amortization of deferred financing costs	1,748,299	-
Stock-based compensation	14,057,071	173,876
Changes in assets and liabilities
Accounts receivable	(437,037)	(554,721)
Inventory	424,597	(804,873)
Prepaid expenses and other assets	(1,074,739)	410,598
Operating lease assets and liabilities, net	1,966	36,946
Accounts payable and accrued liabilities	2,844,746	(98,699)
Deferred revenue	34,132	(96,294)
Net cash used in operating activities	(12,461,887)	(3,358,636)

Cash flows from investing activities
Proceeds from the sale of building	-	4,005,516
Proceeds from the sale of E-core	-	2,000,000
Proceeds from the sale of MW Products assets	175,000	-
Acquisition of digital assets	(36,225,236)	-
Acquisition of royalty interest	(750,000)	-
Acquisition of property and equipment	(32,278)	(167,410)
Net cash (used in) provided by investing activities	(36,832,514)	5,838,106

Cash flows from financing activities
Proceeds from issuance of common stock	60,000,000	-
Payments of equity issuance costs	(3,743,654)	-
Repurchases of common stock	(799,277)	-
Proceeds from exercise of pre-funded warrants	7,889	-
Proceeds from exercise of warrants	100,000	-
Repayment of related party advance	-	(100,000)
Payments of debt issuance costs	(7,628,942)	-
Repayment on note payable on building	-	(2,634,538)
Net cash provided by (used in) financing activities	47,936,016	(2,734,538)

Net decrease in cash	(1,358,385)	(255,068)

Cash, beginning of period	2,975,150	661,415
Cash, end of period	$1,616,765	$406,347

Supplemental Cash Flow Disclosures
Interest paid	$2,503,125	$294,634
Income tax paid	-	-
Non-cash Investing and Financing Activities
Issuance of common stock for the repayment of convertible notes payable	$1,174,010	$-
Issuance of convertible debt for digital assets acquired	151,169,169	-
Issuance of short-term debt for digital assets acquired	42,695,723	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company Information and Basis of Presentation

Nature of Operations

Upexi, Inc., is a Delaware corporation, originally formed as a Nevada corporation in 2018. The Company is made up of seven active subsidiaries. We are in the cryptocurrency industry and the management of cash assets through a cryptocurrency portfolio, primarily focused on Solana tokens and staking of those tokens. We continue to be a brand owner specializing in the development, manufacturing, and distribution of consumer products.

Solana Treasury Strategy. We diversified into the cryptocurrency industry and cash management of assets through a cryptocurrency portfolio, primarily focused on Solana tokens and staking of those tokens. Early in 2025, we updated and modified our cash management and treasury strategy to include holding digital currency assets directly on our balance sheet. This was a shift from holding excess cash primarily in FDIC-insured interest-bearing accounts. We adopted this strategy to obtain the highest yield on excess cash. Under our new approach, our treasury policy focuses primarily on Solana (“SOL”), an asset that is considered early in its lifecycle, with respect to both development and usage, as well as institutional adoption. This strategy involves applying a public-market treasury model similar to what has been done with Bitcoin. Management will focus its resources to this digital asset strategy, and a significant portion of the balance sheet will be the Company’s Solana digital asset treasury. Currently, our treasury is exclusively dedicated to the SOL digital asset and we do not intend to dedicate any of the treasury allocated capital to other digital assets.

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

LuckyTail operates from our Tampa, Florida warehouse with sales and marketing driven by on-site and remote teams that operate the Amazon sales strategy and daily business operations.

HAVZ, LLC, d/b/a/ Steam Wholesale operates manufacturing and/or distribution centers in Odessa, Florida, supporting our health and wellness products, including those products manufactured with hemp ingredients and our overall distribution operations. As of December 31, 2025, the Company decided on a course of action to exit certain manufacturing and distribution operations (see Note 16).

Upexi Distribution operates from our Tampa, Florida warehouse providing warehousing, distribution and other services in support of our product sales.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of December 31, 2025 and June 30, 2025 and for the periods ending December 31, 2025 and 2024.

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

Significant estimates underlying the Company’s reported financial position and results of operations include the allowance for credit losses, useful lives of property and equipment, impairment of long-lived assets, inventory valuation, fair value of stock-based compensation, fair value of digital assets, fair value of the Phantom Stock Unit compensation, and valuation allowance on deferred tax assets.

Cash - The Company considers all highly liquid investment instruments with a maturity of three months or less to be cash equivalents. Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

Accounts Receivable - Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within a specified time from the invoice date. The trade terms vary based on the customer and typically range from prepaid to 45 days from the invoice date. Interest is not charged by the Company on past due accounts. The carrying amount of receivables is reduced by an allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The net accounts receivable balances at December 31, 2025 and June 30, 2025 were $594,552 and $157,515, respectively. Based on management’s review of accounts receivable, the allowance for credit losses was approximately $641,800 at December 31, 2025 and $636,600 at June 30, 2025. For the three months ended December 31, 2025 and 2024, the Company had credit losses of $5,336 and $10,000, respectively. For the six months ended December 31, 2025 and 2024, the Company had credit losses of $5,565 and $10,000, respectively.

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

Digital Assets - Pursuant to Accounting Standards Update (“ASU”) 2023-08, Intangibles — Goodwill and Other — Crypto Assets: Accounting for and Disclosure of Crypto Assets, codified into ASC subtopic 350-60, in-scope crypto assets are required to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard.

The Company adopted this guidance effective April 1, 2025, as this was the start of the Company first holding digital assets. SOL tokens are measured using Level 1 inputs under ASC 820, based on quoted prices from a principal market. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. The digital assets held by the Company are traded on a number of active markets globally. The Company determines CoinMarketCap as its principal market, as it is one of the earliest and the most trusted sources by users, institutions, and media for comparing thousands of crypto assets and selected by the U.S. government. The Company recognizes revenue by utilizing daily close prices obtained from CoinMarketCap.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 20 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Gains and losses upon disposition are reflected in the Condensed Consolidated Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

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

The Company performed its annual test as of June 30, 2025 and 2024, respectively. As of December 31, 2025 and June 30, 2025, the amount in goodwill was $673,854 and $848,854, respectively. During the three months ended December 31, 2025, as a result of the Company’s disposition of certain assets associated with Moonwlkr, the Company recorded a disposal on goodwill, which decreased goodwill by $175,000.

Revenue Recognition - In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay.

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

Right of Return

A large portion of our revenue comes from the sale of consumable products, which are sold in high-volume and low quantities, and are generally maintained at stock levels of less than ninety days in our facility. Customer returns have historically represented a very small percentage of sales on an annual basis. Other product sales relate to some pet products, including small mechanical devices.

Warranties

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

Conditions of Acceptance

Sales of our consumable products and pet products, generally do not have customer acceptance terms.

Revenue by Geography and Product Source

The following table, which excludes digital asset revenue, discloses disaggregated revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Primary geographical markets:
United States of America	$2,861,066	$3,951,804	$5,951,870	$8,232,397
Other	47,461	53,688	112,785	129,610
Total	$2,908,527	$4,005,492	$6,064,655	$8,362,007
Product source:
Internally manufactured	$2,036,778	$2,510,832	$4,243,888	$4,677,174
Contract manufactured	855,119	834,862	1,780,189	1,413,178
Purchased as finished good	16,630	659,798	40,578	2,271,655
Total	$2,908,527	$4,005,492	$6,064,655	$8,362,007

Deferred Revenue - The Company records deposits as deferred revenue when a customer pays in advance of shipping the product. Once the product is shipped, the deposit is recorded as revenue and the related commissions are paid. All products were shipped related to deposits in deferred revenue, in less than one year.

We expect to recognize 100% of the deferred revenue at December 31, 2025 and June 30, 2025, as revenue in the year ended June 30, 2026.

Digital Assets Revenue, Realized and Unrealized Gains and Losses

Acquisition of Solana tokens

We acquire liquid Solana tokens through purchases. In the case of liquid bulk purchases, we recognize for cost basis as the actual price paid. In the case of liquid VWAP (volume-weighted average price) or TWAP (time-weighted average price) over multiple hours or days, we recognize the cost basis as the average price paid for all tokens purchases.

The Company is able to acquire Solana tokens that are locked through direct negotiations with the owner of a third party at a discounted price from the Solana market value price. These locked tokens will unlock over a period of time and once unlocked can be sold on several Solana exchanges. With the purchase of locked Solana, we recognize the cost basis as the actual price paid. While the tokens remain locked, the Solana is marketed to fair value based on a 14% discount to the end of the period market price and the unrealized gain or loss is recognized. The unlocking of the purchased Solana occurs over a series of dates as prescribed by the purchase agreement. At the time of unlocking, tokens can remain in the original wallet or be transferred into the wallet at our custodian or sold on an open exchange. Once the Solana is unlocked, the fair value is measured at the end of the period at the market value without a discount.

Per ASC 350-60-45-2, gains and losses from the remeasurement of crypto assets shall be included in net income and presented separately from changes in the carrying value of other intangible assets. Pursuant to this guidance, changes in fair value are reflected on the Condensed Consolidated Statements of Operations in the line item “Realized and unrealized (gain) loss on digital assets” or “Unrealized (gain) loss on digital assets”, if there were no realized sales in the period, in the operating expense section of the Condensed Consolidated Statements of Operations. We measure changes in fair value as the difference between the cost basis and the prevailing market price of the digital asset at the date of measurement, multiplied by the quantity held of the digital asset. Our policy on prevailing market price is the last trading price prior to midnight.

Remeasurement on a recurring basis

Subsequent to the acquisitions of Solana tokens, remeasurement of change in fair value is done by taking the spot price from CoinMarketCap at the end of a month. Our tokens are bifurcated between liquid and locked tokens. In the case of liquid tokens, the aggregate fair value is computed by taking the number of liquid tokens and multiplying that number by the month-end spot price. In the case of locked tokens, the aggregate fair value is computed by taking the number of locked tokens, discounted by 14%, and multiplying that number by the month-end spot price. As locked tokens become unlocked over time, they will be added to the count of liquid tokens and accordingly, make up less of that discount percentage over time when computing aggregate fair value on locked tokens. The discount used by management is based on the historical purchases of locked Solana management has made on behalf of the Company. Management monitors this discount percentage and adjusts when appropriate. Per ASC 350-60-45-2, gains and losses from the remeasurement of crypto assets shall be included in net income and presented separately from changes in the carrying value of other intangible assets. Pursuant to this guidance, changes in fair value are reflected on the Condensed Consolidated Statements of Operations in the line item “Realized and unrealized (gain) loss on digital assets”, or “Unrealized (gain) loss on digital assets”, if there were no realized sales in the period in the operating expense section of the Condensed Consolidated Statements of Operations.

Staking revenue

We earn staking rewards by delegating our digital assets to third-party validators on proof-of-stake blockchain networks. These tokens remain under the Company’s control and are not derecognized, as the delegation does not constitute a transfer of control under ASC 610-20 or ASC 350-60. Rewards are recognized as income when the Company obtains control of the new tokens, typically upon receipt into its wallet. While there is no explicit guidance under U.S. GAAP for staking activities, the Company applies the principles of ASC 606, Revenue from Contracts with Customers, by analogy. Management evaluates whether a contract exists, identifies the performance obligations, and determines whether the Company acts as a principal or agent in the transaction. The transaction price is measured at the fair value of the digital assets received at the time control is obtained. Due to the evolving nature of blockchain protocols and limited regulatory guidance, management exercises significant judgment in evaluating validator reliability and the risk of slashing or forfeiture. Changes in protocol rules or accounting interpretations may materially impact how staking revenue is recognized and measured. Solana tokens held by the Company, whether liquid or locked, are eligible for staking. Staking revenue is calculated based on the number of tokens earned and the month-end spot price. This revenue is reported on the Condensed Consolidated Statements of Operations under the line item “Digital asset revenue”. Changes in fair market value of the staking revenue after the initial digital asset revenue is disclosed on the Condensed Consolidated Statements of Operations as “Realized and unrealized (gain) loss on digital assets”, or “Unrealized (gain) loss on digital assets”, if there were no realized sales in the period.

Realized sales of digital assets

To the extent such digital assets may be sold, unrealized gain (or loss) shall reverse and realized gain (or loss) shall be recorded for the difference between price at which the digital asset sold and cost basis. These gain (or loss) amounts are presented in the operating expense section of the Condensed Consolidated Statements of Operations.

Advertising - The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes continual investment in advertising is critical to the development and sale of its branded products. Advertising costs of $542,859 and $447,282 were expensed as incurred during the three months ended December 31, 2025 and 2024, respectively. Advertising costs of $1,182,290 and $865,121 were expensed as incurred during the six months ended December 31, 2025 and 2024, respectively.

Stock-Based Compensation - The Company recognizes all stock-based payments to employees, including grants of employee stock options and grants of restricted shares as compensation expense in the condensed consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or immediately if the stock-based payments vest immediately.

Non-Employee Stock-Based Payments - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 2018-07, which simplifies the accounting for non-employee stock-based payment transactions. The amendments specify that Topic 718 applies to all stock-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing stock-based payment awards. Stock-based payments related to non-employees are accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Fair Value Measurements - The Company accounts for financial instruments in accordance with FASB ASC 820, Fair Value Measurement and Disclosures, (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

Liquid Solana tokens are measured at fair value using quoted prices from CoinMarketCap (Level 1 inputs). The fair value of locked tokens is computed by taking the number of locked tokens and discounting the quoted prices from CoinMarketCap price by 14%. The discount, a Level 2 input, used by management is based on the Company’s historical purchases of locked Solana. Management monitors this discount percentage and adjusts when appropriate.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2025 and June 30, 2025, there was a valuation allowance of $10,092,765.

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

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no material uncertain tax positions at December 31, 2025 or June 30, 2025.

Reverse Stock Split - On September 18, 2024, we filed a Certificate of Change with the Nevada Secretary of State to effect a reverse stock split of our common stock at a rate of 1-for-20 (the "Reverse Stock Split"), which became effective as of October 3, 2024 (the "Effective Date"). The Reverse Stock Split was approved by the Board of Directors in accordance with Nevada law. The Reverse Stock Split did not have any impact on the par value of common stock.

On the Effective Date, every twenty shares of common stock issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. As the per-share par value did not change, we reclassified $19,860 from common stock to Additional Paid-in-Capital on the Effective Date. The exercise prices and the number of shares issuable upon exercise of outstanding stock options, equity awards and warrants, and the number of shares available for future issuance under the equity incentive plans were adjusted in accordance with their respective terms. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in our common stock. We did not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares were initially rounded up to the next largest whole number, resulting in the issuance of 8 shares on October 3, 2024, the Effective Date, and an additional issuance of 38 shares on October 8, 2024. On October 10, 2024, the transfer agent received additional requests to issue a total of 202,183 shares of common stock for round up of fractional shares. These shares were issued on October 23, 2024 and on October 30, 2024 we were notified that the shares were returned to the Company’s transfer agent. Although the Company did receive the common stock back after issuance, the potential dilution remains a risk and is the subject of a complaint filed by the Company in the United States District Court for the District of Nevada with the purpose of eliminating any said risk. The Reverse Stock Split did not modify the relative rights or preferences of the common stock.

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

Loss Per Share

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Basic loss per share:
Numerator:
Net loss	$(178,924,930)	$(1,301,310)	$(112,176,808)	$(2,926,887)
Denominator:
Weighted average common shares outstanding	60,829,603	1,045,429	58,085,114	1,045,429
Basic loss per share	$(2.94)	$(1.24)	$(1.93)	$(2.80)

In the three and six months ended December 31, 2025 and 2024, the Company was in a net loss position and therefore, diluted loss per share equaled basic loss per share.

Convertible Debt and Securities - The Company accounts for convertible notes as a single debt instrument measured at amortized cost. The Company has not identified any embedded features contained within its notes which would require bifurcation from the debt host. As applicable, any debt discount and debt issuance costs incurred in connection with the issuance of the notes are recorded as a direct deduction from the carrying amount of the notes. These amounts are amortized to interest expense using the effective interest method over the expected term of the notes. Upon conversion, the carrying amount of the notes, including any unamortized debt issuance costs and unamortized discounts, are reduced by the amount converted, with any difference being reflected as a change in equity.

Recent Accounting Pronouncements - From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are applicable and not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. What follows below are accounting pronouncements adopted or issued but not yet adopted. The Company qualifies as an emerging growth company, and as such, has elected to use the extended transition period for complying with new or revised accounting standards and is not subject to the new or revised accounting standards applicable to public companies during the extended transition period. The accounting standards discussed below indicate effective dates for the Company as an emerging growth company using the extended transition period.

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

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which establishes accounting guidance for crypto assets meeting certain criteria. Solana meets these criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment was made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2023-08 for the year ended June 30, 2025, effective as of July 1, 2024. As a result of the adoption, the Company did not have a cumulative-effect adjustment as the Company did not have any Crypto Assets prior to January 1, 2025. In the current year for the three months and six months ended and date as of December 31, 2025, SOL, the token of Solana blockchain, is recognized at fair value.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”) requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e), (2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. The ASU is effective for annual periods beginning after December 15, 2026, and interim report periods beginning after December 15, 2027. Early application of the amendment is permitted. The ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the effect that ASU 2024-03 will have on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets which provides for all entities with the option to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of an asset, with respect to estimates of expected credit losses. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted and application of guidance prospectively. We are currently evaluating the effect of this pronouncement.

For the fiscal year beginning July 1, 2025, there have been no other recent accounting pronouncements issued but not yet adopted that are expected to be material to the Company.

Note 3. Inventory

Inventory, net, consisted of the following:

	December 31, 2025	June 30, 2025
Raw materials	$274,757	$489,574
Finished goods	453,516	663,296
Inventory, net	$728,273	$1,152,870

The Company writes off the value of inventory deemed excessive or obsolete. During the three months ended December 31, 2025 and 2024, the Company wrote off inventory valued at $160,935 and $6,322, net, respectively. During the six months ended December 31, 2025 and 2024, the Company wrote off inventory valued at $231,335 and $48,692, net, respectively. At December 31, 2025 and June 30, 2025, the Company had inventory reserves of $1,065,752 and $593,539, respectively.

Note 4. Property and Equipment

Property and equipment, net, consisted of the following:

	December 31, 2025	June 30, 2025
Furniture and fixtures	$137,536	$127,050
Computer equipment	104,792	102,279
Internal use software	570,645	570,645
Manufacturing equipment	451,292	2,112,561
Leasehold improvements	176,292	852,825
Vehicles	206,501	206,501
Property and equipment, gross	1,647,058	3,971,861
Less accumulated depreciation	(1,103,812)	(1,919,288)
Property and equipment, net	$543,246	$2,052,573

Depreciation expense for the three months ended December 31, 2025 and 2024 was $134,388 and $220,562, respectively. Depreciation expense for the six months ended December 31, 2025 and 2024 was $270,290 and $460,467, respectively.

Note 5. Digital Assets

The following table summarizes the Company’s digital asset holdings as of:

	December 31,	June 30,
	2025	2025
Approximate number of Solana tokens held	2,173,204	744,026
Digital assets, fair value	$255,702,381	$105,997,180

The following table summarizes the Company’s digital asset purchases, unrealized gains (losses) on digital assets, and revenue from staking for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Number of Solana tokens purchased	100,065	-	1,391,519	-
Digital asset purchases	$19,341,218	$-	$230,090,128	$-
Unrealized losses on digital assets	$164,495,019	$-	$86,498,895	$-
Revenue from staking	$5,143,513	$-	$11,227,130	$-
Approximate number of Solana tokens earned as revenue	34,373	-	65,720	-

Cost basis is reflected in the above table as “Digital asset purchases”.

The following table summarizes the composition of Solana tokens held broken out by liquid and locked as of:

	December 31,	June 30,
	2025	2025
Number of Solana tokens liquid	1,322,397	322,575
Number of Solana tokens locked	850,807	421,451

The Company has approximately 95% of its Solana treasury staked as of December 31, 2025 and as of June 30, 2025. The Company maintains control over the delegated SOL tokens throughout the staking period. Although the tokens undergo a bonding process with validators, the Company retains the ability to initiate unbonding at any time. Upon notification to the validator, the unbonding process begins, which typically takes up to two days. During this period, the tokens remain unavailable for transfer or sale on the open market. Validators do not gain control over the tokens in a manner that meets derecognition criteria. They cannot sell, pledge, or otherwise dispose of the tokens. As such, the Company continues to recognize the delegated SOL tokens as part of its digital asset holdings.

The Company has 850,807 tokens that are considered locked at December 31, 2025. The following table summarizes the unlocking schedule of Solana tokens currently locked as of December 31, 2025 in the years then ended:

June 30, 2026	434,153
June 30, 2027	389,654
June 30, 2028	27,000
Total	850,807

The Company valued the Solana treasury at $124.48 per liquid token and $107.05 per locked token as of December 31, 2025. The Company valued the Solana treasury at $154.74 per liquid token and $133.07 per locked token as of June 30, 2025. The aggregate fair value of locked tokens is computed by taking the number of locked tokens and discounting the month-end spot price by 14%. The discount used by management is based on the historical purchases of locked Solana management has made on behalf of the Company. Management monitors this discount percentage and adjusts when appropriate. $124.48 and $154.74 are the market prices from the closing price listed by CoinMarketCap at December 31, 2025 and June 30, 2025, respectively.

Note 6. Intangible Assets

Intangible assets as of December 31, 2025:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	259,059	124,733
Online sales channels	2 years	1,800,000	1,800,000	-
Vender relationships	5 years	6,000,000	6,000,000	-
Royalty interest	Indefinite	750,000	-	750,000
Intangible assets		$10,768,484	$9,893,751	$874,733

Intangible assets as of June 30, 2025:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	220,679	163,113
Online sales channels	2 years	1,800,000	1,800,000	-
Vendor relationships	5 years	6,000,000	6,000,000	-
Royalty interest	Indefinite	-	-	-
Intangible assets		$10,018,484	$9,855,371	$163,113

For the three months ended December 31, 2025 and 2024, the Company recorded amortization expense of $19,190. For the six months ended December 31, 2025 and 2024, the Company recorded amortization expense of $38,380.

On August 28, 2025, the Company entered into an agreement with Cybersyn Holdings, LLC, which hosts and owns the platform for Alpha City Exchange. Under the terms of the agreement, the Company paid $750,000 to acquire a contractual royalty interest equal to 14.9% of all future gross revenue generated by the platform. The Company accounts for the royalty interest as an intangible asset and presents it within intangible assets on the Condensed Consolidated Balance Sheets. As of December 31, 2025, the agreement had not been terminated and the platform had not generated gross revenue from which the Company would be entitled to amounts under the royalty interest.

Future amortization of intangible assets as of December 31, 2025 is set forth below in the years then ended:
June 30, 2026	$38,379
June 30, 2027	76,758
June 30, 2028	9,596
Total	$124,733

Note 7. Prepaid Expenses and Other Receivables

Prepaid and other receivables consist of the following at:

	December 31, 2025	June 30, 2025
Insurance	$244,271	$107,256
Prepayment to vendors	207,060	201,192
Deposits on services	10,000	10,000
Subscriptions and services being amortized over the service period	837,473	26,500
Other receivables	3,260	5,888
Prepaid expenses and other receivables	$1,302,064	$350,836

All prepaid expenses are expected to be expensed within one year.

Note 8. Operating Leases

We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, and equipment. We determine if an arrangement is a lease, or contains a lease, at inception, and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of December 31, 2025, no option to extend the lease was recognized as right-of-use (“ROU”) assets and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our ROU assets and corresponding liabilities. We have elected not to present short-term leases on the Condensed Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception.

During November 2018, the Company entered into a lease for equipment that commenced on November 1, 2018, and recorded a right of use asset and corresponding lease liability. Lease expenses were $1,910 for the three months ended December 31, 2025 and 2024. Lease expenses were $3,820 for the six months ended December 31, 2025 and 2024.

On March 15, 2023, the Company entered a lease for approximately 20,400 square feet of warehouse and office space, located in Tampa, Florida, to be used as the Company’s distribution center. The initial term of the lease is 38 months and was not completed when the lease was signed. The Company moved into the facility in July 2023 and started operations. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain operating leases and accounted for as non-lease components and not part of the ROU. During the three months ended December 31, 2025 and 2024, the Company recognized $102,020 and $100,756 expense, respectively. During the six months ended December 31, 2025 and 2024, the Company recognized $200,590 and $201,512 expense, respectively.

On July 25, 2023, the Company entered a lease for approximately 5,700 square feet of office space, located in Tampa, Florida, to be used as the Company’s corporate headquarters. The initial term of the lease is 61 months. During the three months ended December 31, 2025 and 2024, the Company recognized $73,958 and $60,433 expense, respectively. During the six months ended December 31, 2025 and 2024, the Company recognized $136,473 and $109,677 expense, respectively.

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC, which is owned by our CEO, Allan Marshall. The lease is for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month. The initial term of the lease is five years. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of what we include in ROU assets. The Company spent $611,768 in leasehold improvements to prepare the facility for product manufacturing, which will be amortized over the five-year lease term. Product manufacturing was at full capacity and fully moved from the Nevada facility as of August 1, 2024. During the three months ended December 31, 2025 and 2024, the Company recognized $79,944 expense. During the six months ended December 31, 2025 and 2024, the Company recognized $159,888 expense. As a result of the Company’s course of action to terminate the CBD gummy and other operations, a loss on disposal of approximately $477,000 was recorded during the three months ended December 31, 2025 to remove these certain leasehold improvements.

Operating leases are included in operating ROU assets. Current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2025, our finance leases are not material.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of December 31, 2025:

2026	$378,052
2027	365,425
2028	21,115
2029	-
Total undiscounted future minimum lease payments	764,592
Less: Imputed interest	(40,786)
Present value of operating lease payable	723,806
Less: current portion of operating lease payable	263,672
Operating lease payable, net of current portion	$460,134

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2025 and 2024 are:

	December 31,
	2025	2024
Weighted average remaining lease term months	26	37
Weighted average incremental borrowing rate	5.0%	5.0%

For the three and six months ended December 31, 2025 and 2024, the components of lease expense, included in general and administrative expenses and interest expense in the Condensed Consolidated Statement of Operations, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Lease expense:
Amortization of ROU assets	$190,290	$370,296	$380,580	$669,260
Interest expense	17,771	55,787	38,753	99,633
Operating lease cost	1,910	7,529	3,820	16,181
Short-term lease expense	-	-	-	670,173
Variable lease expense	49,042	103,671	101,078	169,309
Total lease expense	$259,013	$537,283	$524,231	$1,624,556

Note 9. Accrued Liabilities

Accrued liabilities consist of the following at:

	December 31, 2025	June 30, 2025
Accrued professional fees	$187,803	$300,000
Accrued sales tax	19,340	38,281
Accrued services	1,179,448	-
Assignment of lease	150,000	-
Other accrued liabilities	427,690	17,783
Accrued liabilities	$1,964,281	$356,064

Note 10. Convertible Notes, Notes Payable, Promissory Notes, and Short-Term Debt

Convertible Notes, Notes Payable and Promissory Notes outstanding are summarized below:

	Maturity	December 31,	June 30,
	Date	2025	2025
Convertible Notes:
Convertible Notes issued for digital assets, due July 16, 2027. Interest rate per annum is 2%. Accrued interest is payable quarterly. The Notes shall be convertible into shares of common stock of the Company at the option of the holder, at any time and from time to time. The conversion price is $4.25 per share.	July 16, 2027	$149,996,123	$-
Unamortized deferred financing costs on Convertible Notes		(5,880,643)	-
Convertible Notes, net		$144,115,480
Less: current portion		-	-
Convertible notes payable		$144,115,480	$-

Cygnet Subsidiary Notes Payable:
SBA note payable, 30-year term note, 10.25% interest rate and collateralized with all assets of the Company	October 6, 2051	$3,694,721	$3,694,721
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.5% interest rate and no security interest in the assets of the business	June 30, 2027	1,000,290	1,000,290
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.5% interest rate and no security interest in the assets of the business	November 7, 2026	685,899	685,899
Total		$5,380,910	$5,380,910
Current portion of Cygnet subsidiary notes payable		$5,380,910	$5,380,910

Promissory Notes:
Promissory Notes, 12% interest rate that is paid in cash monthly, and maturity date of June 1, 2026. These Promissory Notes are subordinate to the Convertible Notes. These Promissory Notes are convertible into shares of common stock at the option of the holders, at any time and from time to time. The conversion price is $3.00 per share.	June 1, 2026	$560,000	$560,000
Current portion of promissory notes		$560,000	$560,000

Total Convertible Notes, Cygnet Subsidiary Notes Payable, and Promissory Notes		$150,056,390	$5,940,910

As of December 31, 2025, future payments on Convertible Notes, Notes Payable and Promissory Notes are set forth below:

Total
2026 – Notes Payable (Cygnet) and Promissory Notes	$5,940,910
2027	-
2028 – Convertible Notes*	149,996,123
Total principal payments	155,937,033
Unamortized deferred financing costs on Convertible Notes	(5,880,643)
Total	$150,056,390

__________________

* The convertible notes cannot be repaid in cash; the convertible notes can only be converted into approximately 35,293,206 of the Company’s common stock at a per share price of $4.25 or repaid at the end of the term of the note with approximately 962,955 SOL tokens.

Convertible Notes

On July 16, 2025, the Company entered into securities purchase agreements with certain investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement offering (the “Note Offering”) secured convertible notes (the “Notes”) in exchange for locked and spot Solana in the aggregate, original principal amount of $151,169,169. The total principal amount arising out of the Notes Offering was $151,169,169. The maturity date on the Notes is the two-year anniversary from the date of the closing of the Notes Offering, or July 16, 2027. The applicable interest rate is an annual rate equal to 2.0%. Interest shall be calculated on the basis of a 365-day year and the actual number of days elapsed, and accrues daily commencing on the Issue Date, or July 16, 2025, with interest paid quarterly. At the maturity date of the Notes, the holders of the Notes are entitled to an amount equal to the accrued and unpaid interest and liquidated damages (if any) and, to the extent unpaid principal remains, the return of the Subscription Amount (pro-rated to the extent principal was paid down) in the form of Digital Assets paid to the Company. At any time after the Issue Date until the Notes are no longer outstanding, the Notes shall be convertible into shares of common stock of the Company at the option of the holder, at any time and from time to time. The conversion price is $4.25 per share. Furthermore, the Company may deliver forced conversion notices. Under the terms of the forced conversion, if after the legend removal date, the volume-weighted average price for each of the 30 consecutive trading days exceeds $6.37, the Company may within five trading days deliver a notice to the holders to cause the holder to convert all or part of then outstanding principal on the Notes.

The Company accounts for convertible notes as a single debt instrument measured at amortized cost. The Company has not identified any embedded features contained within its Notes that would require bifurcation from the debt host. As applicable, any debt discount and debt issuance costs incurred in connection with the issuance of the Notes are recorded as a direct deduction from the carrying amount of the Notes. These amounts are amortized to interest expense using the effective interest method over the expected term of the Notes. Upon conversion, the carrying amount of the Notes, including any unamortized debt issuance costs and unamortized discounts, are reduced by the amount converted, with any difference being reflected as a change in equity.

During July 2025, the Company issued 276,238 shares of common stock upon conversion of a portion of the convertible notes, resulting in a reduction of the outstanding principal balance of $1,173,046 and accrued interest of $964.

Cygnet Subsidiary Notes Payable

All amounts are current as payment amounts that have been due have since passed. The maturity dates in the above table refer to the original maturity dates per the original executed agreements.

	Maturity	December 31,	June 30,
	Date	2025	2025
Short-Term Treasury Debt:
BitGo Credit Facility, 11.5% interest rate per annum. The term of the credit facility is for one year and is renewable for successive one-year options.	N/A	$62,695,723	$20,000,000

Short-Term Treasury Debt

The Company entered into a credit facility with BitGo Prime, LLC (“BitGo”). Pursuant to a Master Loan Agreement at December 31, 2025 the Company may borrow in excess of $71,000,000 for the purchase of digital assets with interest at the rate of 11.5% per year. The term of the credit facility is for one year and is renewable for successive one-year options. Each individual loan under the facility is negotiable as to the amount, term prepayment or recall (payment demand). The loans shall be collateralized by the Company’s treasury assets, already held at BitGo. The initial availability is based on a 260% collateral level and a margin call level of 175%. There are no requirements or fees for non-use of the credit facility and the facility can be increased in the future based on the value of the assets BitGo is the custodian of for the Company. At December 31, 2025 and June 30,2025, the outstanding balance of the credit facility was $62,695,723 and $20,000,000, respectively. The credit facility was used for the purchase of SOL.

Note 11. Related Party Transactions

In March 2025, Allan Marshall purchased 125,000 shares of Series A preferred shares from the Company at a per share price of $2.60 per preferred share. This purchase was settled through the cancellation of a $400,000 related party advance. There are no advances due to Allan Marshall at December 31, or June 30, 2025.

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

On June 13, 2024, the Company entered into a Stock Purchase Agreement pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity of its wholly owned subsidiary VitaMedica, Inc. to three investors (the “Buyers”). One of the minority interest Buyers is Allan Marshall, the Company’s CEO. The purchase price for the stock was $6,000,000, subject to certain customary post-closing adjustments. The proceeds of the transaction have been used for working capital, the reduction of debt and the reduction of other liabilities currently outstanding. As of December 31, 2025, the remaining purchase price receivable is $2,000,000. Subsequent to December 31, 2025, the Buyers made a $660,000 payment with $1,340,000 remaining and expected to be paid prior to June 30, 2026.

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

Common Stock

During the six months ended December 31, 2025:

7,889,226 Pre-Funded Warrants were exercised for 7,889,226 shares of common stock in connection with the Private Placement offering occurring in April 2025 in which the Company issued 35,970,383 shares of common stock at an offering price of $2.28 per share.

In connection with a private placement offering of equity in July 2025, 12,457,186 shares of common stock were issued.

In connection with the notice of conversion relating to convertible debt in July 2025, 276,238 shares of common stock were issued.

In connection with the cashless exercises of certain warrants, 678,352 shares of common stock were issued.

In connection with the exercises of certain warrants for cash, 33,334 shares of common stock were issued.

In connection with the vesting of certain restricted stock units, 318,167 shares of common stock were issued.

In connection with a private placement offering of equity in November 2025, 3,289,474 shares of common stock were issued. On November 26, 2025, the Company issued in the aggregate 3,289,474 shares of common stock and 3,289,474 common stock purchase warrants (the “Private Placement Warrants”) to purchase up to 3,289,474 shares of common stock for an aggregate purchase price of $10,000,000, representing a purchase price of $3.04 per share of common stock and accompanying warrant. Each warrant is exercisable for one share of common stock at an exercise price of $4.00 per share.

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities.

The Company evaluated the Private Placement Warrants and concluded that they met the criteria to be classified within stockholders’ equity within additional paid-in-capital. The Private Placement Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock and (6) meet the equity classification criteria. As of December 31, 2025, all 3,289,474 of the Private Placement Warrants remain outstanding.

Stock Repurchase Program

In November 2025, the Company’s Board of Directors authorized a share repurchase program of up to $50M of common stock. The timing, manner, price, and amount of repurchases will be determined at management’s discretion, based on factors such as share price, market conditions, and available liquidity. The program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time.

In December 2025, the Company repurchased 416,226 shares of common stock at an average price, including fees, of $1.94. These shares were not retired and are designated as treasury stock.

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

Note 13. Stock-Based Compensation

The Board of Directors of the Company may, from time to time, in its discretion, grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase shares of common stock. The options are exercisable for a period of up to 10 years from the date of the grant.

A summary of stock option activity for the six months ended December 31, 2025 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2025	621,353	$3.39	5.66	$374,500
Exercised	-	-	-	-
Forfeited	(1,875)	83.14	-	-
Granted	125,000	4.63	4.82	-
Options outstanding at December 31, 2025	744,478	$3.40	5.09	$-
Options exercisable at December 31, 2025 (vested)	619,164	$3.14	5.14	$-

A summary of stock option activity for the six months ended December 31 2024 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2024	200,714	$57.40	5.83	$-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Granted	-	-	-	-
Options outstanding at December 31, 2024	200,714	$57.40	5.32	$-
Options exercisable at December 31, 2024 (vested)	198,247	$58.01	5.34	$-

The closing market price per common share on December 31, 2025 was $1.68.

Stock-based compensation attributable to stock options was $51,939 and $32,578 for the three months ended December 31, 2025 and 2024, respectively. Stock-based compensation attributable to stock options was $91,299 and $173,876 for the six months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was approximately $491,758 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 1.32 years.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the year ended June 30, 2025, in light of the 1-20 reverse split, certain grants were cancelled and re-issued. The estimate of forfeitures relating to terminations is still 0%.

There were 4,090,778 shares available for issuance as of December 31, 2025, under the 2019 Plan as amended. The Plan contains an “evergreen” provision pursuant to which shares authorized for issuance may be automatically replenished.

Restricted Stock Units

Stock-based compensation from RSUs was approximately $3,834,436 for the three months ended December 31, 2025 and $0 for the three months ended December 31, 2024. Stock-based compensation from RSUs was approximately $9,243,501 for the six months ended December 31, 2025 and $0 for the six months ended December 31, 2024.

Pursuant to the 2019 Plan, restricted stock units may be granted. As of December 31, 2025, there was approximately $11,637,704 of unrecognized compensation expense related to 3,044,085 restricted stock units. The weighted-average term remaining on the unvested shares was approximately 0.54 years.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2024	7,500	$9.82
Granted	-	-
Cancelled or Forfeited	-	-
Vested	-	-
Outstanding as of December 31, 2024	7,500	$9.82

Outstanding as of June 30, 2025	221,917	$2.48
Granted	4,814,000	4.57
Cancelled or Forfeited	-	-
Issued	(318,167)	3.29
Outstanding as of December 31, 2025	4,717,750	$4.56

At December 31, 2025, there were approximately 1,673,665 vested RSUs that are included in the 4,717,750 RSUs outstanding above as they are not included in the Company’s issued and outstanding common stock.

The components of stock-based compensation are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Stock options amortization	$51,939	$32,578	$91,299	$173,876
Restricted stock units amortization	3,834,436	-	9,243,501	-
Warrants amortization granted to asset manager	4,414,298	-	4,722,271	-
Total stock-based compensation	$8,300,673	$32,578	$14,057,071	$173,876

As a result of the termination of the Company’s asset management agreement, the Company expensed all remaining unamortized costs associated with the warrants granted to the asset manager, which was approximately $4.4 million and $4.7 million for the three and six months ended December 31, 2025, respectively. These expenses are included within Stock-based compensation in the Condensed Consolidated Statements of Operations.

Note 14. Phantom Stock Appreciation Plan

On July 1, 2025 the Board of Directors with the recommendation of the Compensation Committee approved the Upexi, Inc. Phantom Stock Appreciation Plan (the “Plan”). The Plan permits the granting of an award to any employee of the Company who is selected and approved by the Board of Directors, upon such criteria determined by the Board of Directors. Except as otherwise provided in a Participant’s employment or award agreement, the Phantom Stock Unit (“PSU”) will vest on each June 30th following the date of grant, provided the Participant is employed by the Company or an Affiliate on such date.

The Company established the Plan to motivate and reward key employees of the Company by providing incentive compensation opportunities based on the increase in the Company value and the value increase to our shareholders, thereby increasing the long-term value of the Company. The Company recognizes the estimated compensation cost related to the awards and expected to be awarded during the year in its condensed consolidated financial statements in accordance with ASC 718. The Company estimated the cost of compensation related to the Plan during the three and six months ended December 31, 2025 as $0 and $1,441,987, respectively, and recognized this expense as a general and administrative compensation expense and accrued this on the balance sheet as accrued compensation. As of December 31, 2025, there has been no compensation paid to the participants related to this Plan. There are no comparable amounts for the three and six months ended December 31, 2024 as the Plan did not yet exist.

The Company shall credit to each Participant’s Account by means of a bookkeeping entry the number of PSUs awarded. On an annual basis, as of the end of each Plan Year (June 30), the Account for each Participant shall be equal to the excess of (a) the Payment Date Value at the end of the Plan Year (or such other determination date selected by the Company if the Payment Date is not July 1); over (b) the Grant Date Value or the Rollover Date Value as applicable, multiplied by (c) the number of PSUs in a Participant’s Account. Such amount shall be paid to a Participant.

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

A Participant must be employed on June 30th to receive the Account value for such Plan Year except as otherwise determined by the Company. The Account value shall be paid in a lump sum payment no later than September 15th following the end of each Plan Year. Payment will be made in cash. The Company may also elect to pay up to 50% of the Account value prior to June 30 of each year with a true up made for the Payment Date Value on June 30 if applicable.

At December 31, 2025 the Board of Directors had awarded the following PSUs with the following Grant Value:

2025

Phantom Stock Units with a grant value of $2.89	1,153,997
Phantom Stock Units with a grant value of $3.04	82,238
Phantom Stock Units with a grant value of $4.00	311,432
Phantom Stock Units with a grant value of $4.25	6,908
Total Phantom Stock Units granted	1,554,575

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

Management’s estimate of the fair value of the PSU’s at the reporting date is based on a combination of valuation approaches designed to reflect the expected settlement value of the awards. In determining this estimate, the Company considered multiple inputs and methodologies, including valuations derived from Black-Scholes option pricing model, the Company’s common stock price as of the reporting date, and management’s estimate of the Payment Date Value. Management evaluated these approaches and selected the methodology it believes best reflects the value of the liability as of the balance sheet date consistent with the cash settlement features of the Plan. As these awards are classified as liability awards, the fair value is remeasured at each reporting period, with changes in the estimated fair value recognized in general and administrative compensation expense.

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

Note 15. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. For the three and six months ended December 31, 2025, the Company’s effective tax rate was 0.0% due to the significant unrealized losses on the Company’s digital assets and timing differences between book and tax. For the three and six months ended December 31, 2024, the Company reserved 100% of the benefit calculated as income tax benefit and computed income tax benefit of $348,225 and $783,225, respectively.

The estimated effective tax rate is subject to fluctuation based on the mix of earnings and losses by tax jurisdiction and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the three and six months ended December 31, 2025, the difference between the U.S. statutory rate and the Company’s effective tax rate is due to the significant unrealized losses on the Company’s digital assets and timing differences between book and tax for an effective tax rate of approximately 0.0%. The income tax benefit for the three and six months ended December 31, 2024, was primarily attributable to federal and state income taxes and non-deductible expenses for an effective tax rate of approximately 25.83%.

Deferred tax assets and liabilities resulting from temporary differences in the recognition of income and expenses for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. On June 30, 2025, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. The Company determined that it is more likely than not that the Company will have future taxable income. As of December 31, 2025 and June 30, 2025, the Company had a valuation reserve of $10,092,765.

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. Income tax returns generally remain subject to examination by federal and most state tax authorities. The Company is not currently under examination in any federal or state jurisdiction.

Note 16. Exit of Manufacturing and Distribution Operations

As of December 31, 2025, the Company decided on a course of action to shut down certain manufacturing and distribution centers supporting the Company’s health and wellness products, including those products manufactured with hemp ingredients and certain related distribution operations, which it expects to be completed by February 15, 2026.

The Company has focused its resources on the digital asset strategy and this exit is intended to allow the reallocation of resources toward other business initiatives consistent with the Company’s broader strategy. The Company continues to operate other non-hemp consumer product lines.

During the three and six months ended December 31, 2025, as a result of the Company’s course of action to shut down these manufacturing and distribution centers, a loss on disposal of $1,422,289 was recorded in Impairment on assets from manufacturing shut down within the Condensed Consolidated Statements of Operations.

Note 17. Risks and Uncertainties

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

Note 18. Subsequent Events

Convertible Note Issuance

On January 9, 2026, subsequent to the end of the reporting period, the Company entered into a secured convertible note with an original principal amount of approximately $36 million, in exchange for the transfer of 265,500 units of locked Solana. No amounts related to this transaction were recognized in the accompanying condensed consolidated financial statements. As consideration for the issuance of the convertible note, the investor transferred and assigned to the Company all of the investor’s beneficial and economic ownership interest in the 265,500 units of locked Solana.

The convertible note bears interest at a rate of 1.0% per annum, payable quarterly in cash, and has a maturity date of January 9, 2028. At maturity, or upon acceleration following an event of default, to the extent the convertible note has not been converted in full, the investor is entitled to receive a pro rata return of the 265,500 units of locked Solana corresponding to the outstanding principal balance of the convertible note at such time. The principal amount of the convertible note is not payable in cash under any circumstances.

The principal amount of the note is convertible, in whole or in part, at the option of the investor at any time, into shares of the Company’s common stock at a fixed conversion price of $2.39 per share, subject to customary adjustments and other conditions set forth in the note, including provisions that permit mandatory conversion under certain circumstances.

BitGo Credit Facility Borrowing

As of the date of filing of this Form 10Q, the Company had approximately $59.1 million outstanding under the BitGo Credit Facility.

Stock Issuance

The Company issued 165,498 shares of common stock, subsequent to December 31, 2025 related to restricted stock grants that vested.

Registered direct offering of common stock and warrants

During February 2026, subsequent to the end of the reporting period, the Company closed a registered direct offering with a single institutional investor for the sale and issuance of 6,337,000 shares of common stock of the Company and warrants to purchase up to 6,337,000 shares of common stock at a combined offering price of $1.17 per share of common stock and accompanying warrant. The warrants have an exercise price of $1.50 per share, will be exercisable immediately upon issuance, and will expire five years following the date of issuance and forced conversion at $5.00. The Company also amended certain existing warrants to purchase up to an aggregate of 3,289,474 shares of the Company’s common stock that were previously issued to investors in December 2025, with an exercise price of $4.00 per share such that the amended warrants will have a reduced exercise price of $2.83 per share, the redemption price trigger will be reduced from $8.50 per share to $7.00 per share.

No amounts related to the offering or the warrant amendment have been recognized in the accompanying condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our”, and the “Company” mean Upexi, Inc.

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

We maintain possession and control of the SOL when it is staked at all times. Native staking is generally considered a safe activity, as it is done in-protocol (i.e. is built into Solana itself), and as, unlike other networks, Solana has not implemented “slashing” penalties for validators that either intentionally misbehave or perform their duties poorly. As such, the major risk with staking is that we choose a validator with poor performance who realizes a low staking yield. Additionally, as part of the “activating” and “exiting” processes of SOL staking, any staked SOL will be inaccessible for a period of time determined by a range of factors, resulting in certain liquidity risks that we manage.

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

Prior to transacting on Solana, a user generally must first install on their computer or mobile device a software program that will allow the user to generate a private and public key pair such as a wallet. The wallet also enables the user to connect to the Solana network, interact with decentralized applications, and transfer or swap tokens with other users or applications.

Each user has their own key pair that is stored in such software, like a wallet. To receive SOL in a peer-to-peer transaction, the SOL recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the SOL. The recipient, however, does not make public or provide to the sender its private key (though the network can still verify the validity of the signature – i.e. that it was signed by the holder of the private key – using cryptography). With cold storage, our custodian maintains all of the private keys.

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

Some SOL transactions are conducted “off-blockchain” and are therefore not recorded on the Solana blockchain. These “off-blockchain” transactions involve the transfer of control over, or ownership of, a specific digital wallet holding SOL or the reallocation of ownership of certain SOL in a pooled-ownership digital wallet, such as a digital wallet owned by a digital asset trading platform. If a transaction takes place through a centralized digital asset exchange or a custodian’s internal books and records, it is not broadcast to the Solana network or recorded on the Solana blockchain. In contrast to on-blockchain transactions, which are publicly recorded on the Solana blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly SOL transactions in that they do not involve the transfer of transaction data on the Solana network and do not reflect a movement of SOL between addresses recorded on the Solana blockchain. For these reasons, off-blockchain transactions are not immutable or irreversible as any such transfer of SOL ownership is not cryptographically protected by the protocol behind the Solana network or recorded in, and validated through, the blockchain mechanism.

Since inception, transaction fees on the Solana Network have comprised of a fixed rate of 0.000005 SOL per transaction, plus a variable fee component based on the computation resources used during the transaction. SOL holders can also pay an additional prioritization fee to expedite their transaction.

Validators

In proof-of-stake, validators risk or stake coins to be randomly selected to validate transactions and are rewarded for performing their responsibilities and behaving in accordance with protocol rules. Malfunctions that cause validators to go offline and, in turn, inhibit them from performing their duties can result in financial penalties. Any malicious activity, such as making incorrect attestations or otherwise violating protocol rules may result in lower rewards or the lost opportunity to gain rewards. The penalty varies depending on the type of offense and correlation to potential offenses by other validators.

Validators are typically professional operations that design and build dedicated machines and data centers, including “clusters,” which are groups of validators that act cohesively and combine their processing to confirm transactions. When a validator confirms a transaction, the validator and any associated stakers receive a fee. During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or “MEV.” For example, in blockchain networks that facilitate decentralized finance “DeFi” protocols in particular, such as the Solana network, users may attempt to gain an advantage over other users by offering greater transaction fees.

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

Use of Custodians and Storage of SOL Tokens

We do not self-custody and only utilize third-party qualified custodians to hold our Solana. We use qualified custodians that utilize risk management and operational best practices around items like hot vs. cold storage, access controls, custody technology, insurance, etc. Our primary custodian is BitGo Trust Company, Inc. (“BitGo”). We also maintain a custodial relationship with Coinbase, Inc. (“Coinbase”) and are in the process of distributing our treasury to different custodians and onboarding other qualified custodians to ensure that we mitigate our Solana treasury risk through the use of several qualified custodians.

Storage of Our Digital Assets in our SOL Treasury

The Custodians

The custodians are responsible for safekeeping all of the SOL owned by the Company. We maintain multiple custodians to reduce the risk of a single failure, and we plan to expand to additional custodians as our treasury grows. The custodian accounts are all opened by the Company, this segregates our assets into an individual custodian account owned by the Company and access is monitored and controlled by the Company. Our asset management company is given access to the custodian accounts with established controls to ensure transactions require consensus of a minimum of two individuals when assets are being transferred between wallets and additional controls if an asset of the treasury is moved out of the custodian’s control. The assets go through the custodian’s trust company, which maintains its own insurance and is regulated by their respective state where the trust is incorporated in.

Our primary custodian is currently BitGo Trust Company, Inc. a South Dakota corporation, and is regulated by the state of South Dakota. On May 1, 2025, we entered into a Custodial Services Agreement with BitGo (the “BitGo Agreement”) to hold our digital currency. The term of the BitGo Agreement is for one year with successive one-year renewals unless prior notice of non-renewal is given by either party. The Company pays BitGo a monthly digital asset storage fee based upon the market value of the assets in storage, plus $500. The BitGo Agreement is terminable by either the Company or BitGo on thirty days’ notice as a result of a breach of the BitGo Agreement and may be suspended by BitGo if the Company violates the intended use of the account or due to a change in the applicable law, litigation or bankruptcy.

Our secondary custodian is Coinbase Inc., a subsidiary of Coinbase Global, Inc., a Delaware corporation, which is primarily used for the acquisition of digital assets. On May 5, 2025, the Company entered into an Institutional Client Agreement with Coinbase (the “Coinbase Agreement”). The Coinbase Agreement is terminable at will by either the Company or Coinbase. The Company pays Coinbase its regularly scheduled fees based on the dollar trading volume over a thirty-day period. The Coinbase Agreement is terminable by either the Company or Coinbase on ten days’ notice as a result of a breach of the Coinbase Agreement and may be suspended by Coinbase if the Company violates the intended use of the account or due to a change in the applicable law, governmental proceeding, litigation or bankruptcy. Coinbase may also close the Company’s account if it has been inactive for more than one year.

BitGo maintains a $250,000,000 policy against loss, theft and misuse. Currently, as of December 31, 2025, we have approximately $199,000,000 of treasury value at BitGo, based on the SOL price of $124.48 per liquid token and $107.04 per locked token. At the current price of SOL as of the date of this report, these policies were adequate to fully cover the full loss of our SOL.

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

SOL – the Token of the Solana Blockchain

SOL is the native token of the Solana blockchain. According to Solana Compass – a popular website covering the Solana ecosystem that also runs a Solana validator – Solana was created with an initial supply of 500 million SOL, though much of the initial supply was locked or earmarked for various use cases such as for the community, investors, foundation, team, etc. New Solana tokens are brought into existence primarily through inflationary rewards distributed to validators (and delegators). Solana currently has a total supply of 606.5 million SOL, a circulating supply of 538.2 million, and no maximum supply. The Solana staking yield is made up of three primary components: inflationary rewards, transaction/priority fees, and maximal extractable value (MEV). Inflationary rewards started out at 8.0%, currently sit at 4.3%, and will fall 15% every epoch-year until it reaches a long-term floor of 1.5%. There are currently 27.2 million locked SOL, representing 6.7% of the total SOL supply with various vesting schedules. Historically, 50% of all transaction fees were burned (with the other 50% going to the validator), but now all transaction fees go to the validator after the passage and adoption of Solana Improvement Document 96 (SIMD-96).

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

The Solana Ecosystem

As one of the first “second-generation” high performance blockchains, Solana uniquely enjoys both the best-in-class technology described above, as well as strong network effects that have attracted a large, growing, and vibrant ecosystem of users, developers, and decentralized applications. Indeed, while Solana is focused on bringing global finance onchain (commonly referred to as “onchain Nasdaq” or “Internet Capital Markets”), Solana’s performance and technical capabilities enable a plethora of use cases from DeFi to decentralized physical infrastructure networks (DePIN), AI agents, social media, gaming, stablecoins, real-world assets (RWA’s), and more. Moreover, according to Electric Capital’s 2024 Developer Report, Solana is the #1 ecosystem for new developers, growing 83% in 2024, with this metric often considered a leading indicator of blockchain growth. Lastly, we note that Solana often leads all blockchains in key metrics such as daily active users, decentralized application revenues, and decentralized exchange volumes, sometimes putting up better metrics than all other chains combined.

Asset Management Agreement

On April 23, 2025, the Company entered into an Asset Management Agreement (the “Asset Management Agreement”) with GSR Strategies LLC (the “Asset Manager”), pursuant to which the Asset Manager shall provide discretionary investment management services with respect to the Company’s cryptocurrency treasury (the “Account Assets”). According to the Asset Management Agreement, the Asset Manager will invest the Account Assets, including any funds raised in accordance with the funding allocation provided in the Asset Management Agreement, principally with a long-only strategy primarily in Solana, including staking (and restaking) Solana to improve returns (the “SOL Treasury Strategy”).

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

As compensation for services rendered by the Asset Manager, the Company issued warrants to the Asset Manager to purchase 2,192,982 shares of common stock at various prices per share of common stock as follows: (i) 877,193 shares of common stock at an exercise price of $2.28 per share of common stock; (ii) 438,596 shares of common stock at an exercise price of $3.42 per share of common stock; (iii) 438,596 shares of common stock at an exercise price of $4.56 per share of common stock; (iv) 438,597 shares of common stock at an exercise price of $5.70 per share of common stock.

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

On October 27, 2025, the Asset Manager provided the Company notice that it believed the Company had defaulted under the Asset Management Agreement between the Company and the Asset Manager dated April 23, 2025. The Company disputes the Asset Manager’s allegations and disputes that it has defaulted under the Asset Management Agreement. As such, on November 26, 2025, the Company filed an Arbitration Demand, instituting an arbitration proceeding against the Asset Manager with respect to the Asset Management Agreement (“Arbitration”). On December 30, 2025, the Asset Manager filed Counterclaims in the Arbitration asserting certain damages. The Company intends to vigorously defend against these Counterclaims.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended June 30, 2025.

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three and six months ended December 31, 2025 and 2024, which are included herein.

	Three Months Ended December 31,
	2025	2024	Change
Revenue	$2,908,527	$4,005,492	$(1,096,965)
Digital asset revenue	5,143,513	-	5,143,513
Cost of revenue	1,340,881	1,031,386	309,495
Sales and marketing expenses	915,841	949,963	(34,122)
Distribution costs	924,201	1,276,422	(352,221)
General and administrative expenses	5,522,786	1,548,590	3,974,196
Unrealized losses on digital assets	164,495,019	-	164,495,019
Realized losses on digital asset revenue conversion to USD	341,599	-	341,599
Other operating expenses	9,876,540	272,330	9,604,210
Other expenses	3,560,103	228,111	3,331,992
Net loss	$(178,924,930)	$(1,301,310)	$(177,623,620)

Revenue declined by approximately $1.1 million, or 27.4%, as compared with the same period last year. Management’s focus is on the digital asset strategy and resources are allocated accordingly. We do not expect significant increases to these revenue sources in future quarters.

Digital asset revenue increased by approximately $5.1 million as compared with the same period last year as the Company began its investments in digital assets toward the end of fiscal year 2025. The Company earns staking revenue by delegating its digital assets to third-party validators on proof-of-stake blockchain networks. The digital asset revenue is expected to increase as the number of SOL tokens the Company has staked increases, the overall increase in the price of SOL and the Company’s continued expansion of its digital asset strategy.

Cost of revenue increased by approximately $0.3 million, or 30%, as compared with the same period last year. The gross margin was approximately 53.9% and 74.3% for the three months ended December 31, 2025 and 2024, respectively, a decrease of approximately 20%, as compared with the same period last year, mainly due to inventory valuation adjustments.

Sales and marketing expenses decreased by approximately $34,000, or 3.6%, as compared with the same period last year. Management expects the sales and marketing expenses to significantly decline, quarter over quarter for the year remainder of the year as less marketing expenses are spent on the remaining products and several of the fixed sales and marketing expenses have been eliminated.

Distribution costs decreased by approximately $0.3 million, or 27.6%, as compared with the same period last year. The decrease in distribution costs was primarily related to the overall decline in revenue and is expected to continue to decline for the remainder of the year.

General and administrative expenses increased approximately $4.0 million, or 257%, as compared with the same period last year. The increase is mainly a result of expenses in connection with the change in the business strategy to hold digital assets as parts of its treasury. The increase was primarily due to the $1.5 million increase in public company expenses, $0.4 million increase in professional fees and the $1.5 million increase in compensation to employees.

Unrealized losses on digital assets increased by approximately $164.5 million as the Company began its investments in digital assets toward the end of fiscal year 2025. The changes mainly result from the price changes on SOL over the recorded cost of SOL during the three months ended December 31, 2025. There were no digital assets in the Company’s treasury in the same period one year ago.

Realized losses on digital asset revenue converted into USD increased by approximately $0.3 million as the Company began its investments in digital assets toward the end of fiscal year 2025 and there was no staking revenue converted into USD in the prior period. The losses were a result of the price changes on SOL from the period the digital assets were recorded as staking revenue and the price the staking revenue was converted into USD during the three months ended December 31, 2025. The digital assets sales are recorded on a first in first out basis.

Other operating expenses increased by approximately $9.6 million, or 3,527%, as compared with the same period last year. The increase was primarily due to increased stock compensation of approximately $8.3 million. The increase was primarily related to the $4.4 million increase related to the warrants for the asset management agreement, the $1.4 million impairment of assets from manufacturing shutdown and approximately $3.8 million increase in the amortization of stock-based compensation related to restricted stock units.

Other expenses increased by approximately $3.3 million, or 1,461%, as compared with the same period last year. The increase was primarily due to increased debt used in the purchase of SOL for the digital asset treasury and partially offset by gains from cash management.

	Six Months Ended December 31,
	2025	2024	Change
Revenue	$6,064,655	$8,362,007	$(2,297,352)
Digital asset revenue	11,227,130	-	11,227,130
Cost of revenue	2,297,626	2,457,833	(160,207)
Sales and marketing expenses	1,983,396	1,991,388	(7,992)
Distribution costs	1,811,797	2,732,147	(920,350)
General and administrative expenses	14,779,994	2,916,280	11,863,714
Unrealized losses on digital assets	86,498,895	-	86,498,895
Realized losses on digital assets	341,599	-	341,599
Other operating expenses	15,788,030	672,723	15,115,307
Other expenses	5,967,256	518,523	5,448,733
Net loss	$(112,176,808)	$(2,926,887)	$(109,249,921)

Revenue declined by approximately $2.3 million, or 27.5%, as compared with the same period last year. Management’s focus is on the digital asset strategy and resources are allocated accordingly. We do not expect significant increases to these revenue sources in future periods.

Digital asset revenue increased by approximately $11.2 million as compared with the same period last year as the Company began its investments in digital assets toward the end of fiscal year 2025. The Company earns staking revenue by delegating its digital assets to third-party validators on proof-of-stake blockchain networks. The digital asset revenue is expected to increase as the number of SOL tokens the Company has staked increases, the overall increase in the price of SOL and the Company’s continued expansion of its digital asset strategy.

Cost of revenue decreased by approximately $0.2 million, or 6.5%, as compared with the same period last year. The gross margin was approximately 62.1% and 70.6% for the six months ended December 31, 2025 and 2024, respectively, a decrease of approximately 8%, as compared with the same period last year, mainly due to inventory valuation adjustments.

Sales and marketing expenses decreased marginally by approximately $8,000, or 0.4%, compared with the same period last year. Management expects the sales and marketing expenses to significantly decline, quarter over quarter for the remainder of the year as less marketing expenses are spent on the remaining products and several of the fixed sales and marketing expenses have been eliminated.

Distribution costs decreased by approximately $0.9 million, or 33.7%, as compared with the same period last year. The decrease in distribution costs was primarily related to the overall decline in revenue and is expected to continue to decline for the remainder of the year.

General and administrative expenses increased approximately $11.9 million, or 407%, as compared with the same period last year. The increase is mainly a result of expenses in connection with the change in the business strategy to hold digital assets as parts of its treasury. The increase was primarily due to the $3.8 million increase in public company expenses, $0.8 million increase in professional fees, $1.7 million in digital asset treasury fees, $0.6 million in travel related expenses and $4.5 million increase in compensation to employees.

Unrealized losses on digital assets increased by approximately $86.5 million as the Company began its investments in digital assets toward the end of fiscal year 2025. The changes mainly result from the price changes on SOL over the recorded cost of SOL during the six months ended December 31, 2025.

Realized losses on digital asset revenue converted into USD increased by approximately $0.3 million as the Company began its investments in digital assets toward the end of fiscal year 2025 and there was no staking revenue converted into USD in the prior period. The losses were a result of the price changes on SOL from the period the digital assets were recorded as staking revenue and the price the staking revenue was converted into USD during the six months ended December 31, 2025. The digital assets sales are recorded on a first in first out basis.

Other operating expenses increased by approximately $15.1 million, or 2,247%, as compared with the same period last year. The increase was primarily due to increased stock-based compensation of approximately $9.2 million related to restricted stock units, $4.7 million increased stock-based compensation related to the warrants for the asset management agreement, and $1.4 million impairment of assets from manufacturing shutdown.

Other expenses increased by approximately $5.4 million, or 1,051%, as compared with the same period last year. The increase was primarily due to increased debt used in the purchase of SOL for the digital asset treasury and partially offset by gains from cash management.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2025	As of June 30, 2025
Current assets	$171,250,451	$56,778,043
Current liabilities	77,852,422	32,563,906
Working capital	$93,398,029	$24,214,137

Cash Flows

	Six Months Ended December 31,
	2025	2024
Cash flows used in operating activities	$(12,461,887)	$(3,358,636)
Cash flows (used in) provided by investing activities	(36,832,514)	5,838,106
Cash flows provided by (used in) financing activities	47,936,016	(2,734,538)
Net change in cash during the period	$(1,358,385)	$(255,068)

On December 31, 2025, the Company had cash of $1,616,765, a decrease of $1,358,385 from June 30, 2025. The primary changes resulted from financing obtained to implement and grow the Company’s digital asset strategy that was deployed to acquire digital assets.

Net cash flows used in operating activities was $12,461,887 for the six months ended December 31, 2025, as compared to net cash flows used in operating activities of $3,358,636 for the six months ended December 31, 2024. The digital asset revenue was approximately $6.5 million non-cash as approximately $11.2 million was recognized as revenue, with approximately $4.7 million converted to USD. The unrealized losses of approximately $86.5 million, approximately $14.1 million in stock-based compensation, approximately $1.7 million in deferred financing cost amortization and approximately $1.4 million in impairment of manufacturing assets were all non-cash expenses offsetting the operational losses. Various costs were incurred in connection with beginning, implementing and growing the Company’s digital asset strategy and are expected to continue.

Net cash flows used in investing activities was approximately $36.8 million for the six months ended December 31, 2025, as compared to net cash flows provided by investing activities of approximately $5.8 million for the six months ended December 31, 2024. The primary use of funds was on the acquisitions of SOL for the digital assets treasury during the six months ended December 31, 2025. In the six months ended December 31, 2024, the primary driver was the cash collected in connection with the sale of a building and the collection of the purchase price for E-core.

Net cash flows provided by financing activities was approximately $47.9 million for the six months ended December 31, 2025, as compared to net cash flows used in financing activities of approximately $2.7 million for the six months ended December 31, 2024. The primary driver of the change was the financing obtained from a capital raise occurring in each of July 2025 and November 2025 for purposes of executing the Company’s digital asset strategy in the six months ended December 31, 2025. This capital raise was offset by the expenses incurred for the capital raise and the expenses incurred for the convertible note obtained in a swap transaction for SOL Other notable drivers include the exercise of warrants that provided cash of $100,000 and cash used for common stock repurchases of approximately $800,000. In the six months ended December 31, 2024, the primary driver of cash used in financing activities was the payment on a note in connection with the sale of a building.

We estimate that we will have sufficient working capital to fund our operations over the twelve months following the date of the issuance of these condensed consolidated financial statements and meet all of our debt obligations. Additionally, we have a shelf registration statement on file with the SEC that was declared effective January 8, 2026. Specific information on the terms of and the securities being offered will be provided at the time of the applicable offering. Proceeds from any future offerings are expected to be used for corporate purposes or other purposes to be disclosed at the time of offering.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation, and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties are subject, which would reasonably be likely to have a material adverse effect on the Company, other than the following:

•

On November 26, 2025, Upexi, Inc. (“Upexi”) filed for arbitration against GSR Strategies LLC (“GSR”). The case is presently in active arbitration and is styled Upexi, Inc. v. GSR Strategies LLC, American Arbitration Association. The action stems from an Asset Management Agreement entered between Upexi and GSR effective April 23, 2025 (the “AMA”) and principally relates to the rights and obligations of the parties under the AMA, which was terminated by GSR effective December 26, 2025. Upexi seeks an award concluding the AMA be held void ab initio and various declaratory judgments regarding Upexi’s rights under the AMA while GSR through its counterclaims seeks monetary damages and indemnification. Upexi is vigorously prosecuting its claims and defending against all counterclaims by GSR.

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

•

On December 20, 2024 MVW Holdings filed a lawsuit against E-Core Technology, Inc. and named the Company as a defendant in a trade-dress lawsuit involving limited versions of products sold by E-Core. While E-Core Technology, Inc. is no longer owned by the Company, MVW continues to pursue claims against the Company.

•

On September 6, 2024, Eric Hanig filed suit against the Company and Cygnet Online, LLC in state court in Nevada for an alleged failure to pay $300,000 pursuant to a Letter Agreement. The Company denies all claims and filed counterclaims against Eric Hanig for fraudulently inducing it to enter into the Letter Agreement and for absconding with the balance of Cygnet Online, LLC’s bank account.

•

On March 14, 2024, Get Fit Fast Supplements, LLC, filed for arbitration against Cygnet Online, LLC, and Eric Hanig. The case is presently in active arbitration and is styled Get Fit Fast Supplements, LLC v. Cygnet Online, LLC, et al., American Arbitration Association Case No. 01-24-0003-1085. The foregoing action, and related actions that have been combined in the same arbitration, are principally a series of breach of contract and fraud cases related to the rights and obligations of the parties under the various transaction documents associated with the acquisition by the Company of Cygnet Online, LLC, and the acquisition, prior thereto, by Cygnet Online, LLC of Get Fit Fast Supplements, LLC. The parties are seeking monetary damages in their various claims and counterclaims against one another. The Company, on behalf of Cygnet, is vigorously defending all claims made against Cygnet in the arbitration. The Company is not a party to this arbitration. The final hearing was held December 1-3 and a decision is anticipated in March 2026.

Other than the foregoing, the Company is not involved in any pending legal proceeding or litigation, and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of its properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A. Risk Factors

As a “smaller reporting company”, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth our market repurchases of common stock during the quarter ended December 31, 2025.

	Number of Shares Repurchased	Average Price per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Yet to Be Repurchased Under the Plans or Programs
Stock Repurchases
Quarter Ended December 31, 2025
October 1, 2025 to October 31, 2025	-	$-	-	$-
November 1, 2025 to November 30, 2025	-	-	-	50,000,000
December 1, 2025 to December 31, 2025	416,226	1.94	416,226	49,200,718
For the Three Months Ended December 31, 2025	416,226	$1.94	416,226	$49,200,718

On November 13, 2025, the Company announced a program to repurchase up to $50.0 million of its own common stock. The program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time.

On November 26, 2025, the Company issued in the aggregate 3,289,474 shares of common stock and 3,289,474 common stock purchase warrants to purchase up to 3,289,474 shares of common stock for an aggregate purchase price of $10,000,000, representing a purchase price of $3.04 per share of common stock and accompanying warrant. Each warrant is exercisable for one share of common stock at an exercise price of $4.00 per share.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

UPEXI, INC.

Dated: February 10, 2026	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer
(Principal Executive Officer)

Dated: February 10, 2026	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

