Form 10-Q
period 2026-03-31
UPEXI, INC.
filed 2026-05-12
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 11, 2026 the registrant had 70,261,828 shares of common stock, par value $0.00001 per share, issued.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item IA, “Risk Factors”, in our Annual Report on Form 10-K for the year ended June 30, 2025, and in our other filings with the Securities and Exchange Commission, as well as those discussed elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Upexi, Inc., unless otherwise indicated.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPEXI, INC.

Condensed Consolidated Financial Statements (Unaudited)

UPEXI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$3,482,847	$2,975,150
Accounts receivable, net	496,393	157,515
Inventory, net	215,237	1,152,870
Due from VitaMedica transition	336,239	228,017
Prepaid expenses and other receivables	990,957	350,836
Current digital assets at fair value	114,942,784	49,913,655
Purchase price receivable - VitaMedica	1,340,000	2,000,000
Total current assets	121,804,457	56,778,043

Property and equipment, net	241,215	2,052,573
Intangible assets, net	855,543	163,113
Goodwill	673,854	848,854
Deferred tax asset	5,948,858	5,948,858
Digital assets at fair value, net of current	69,960,104	56,083,525
Other assets	178,589	192,123
Right-of-use asset, net	711,063	1,739,755
Total noncurrent assets	78,569,226	67,028,801

Total assets	$200,373,683	$123,806,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$288,722	$1,039,370
Accrued compensation	4,506,613	3,470,296
Deferred revenue	2,324	13,155
Accrued liabilities	2,166,822	356,064
Accrued interest	2,268,473	792,449
Acquisition payable	260,652	260,652
Current portion of promissory notes	-	560,000
Short-term treasury debt	57,295,723	20,000,000
Current portion of Cygnet subsidiary notes payable	3,694,721	5,380,910
Current portion of operating lease payable	339,669	691,010
Total current liabilities	70,823,719	32,563,906

Operating lease payable, net of current portion	437,077	1,145,440
Convertible notes payable	181,031,073	-

Total long-term liabilities	181,468,150	1,145,440

Stockholders' equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, and 150,000 shares issued and outstanding	2	2
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 66,895,799 and 38,270,571 shares issued, as of March 31, 2026 and June 30, 2025, respectively	669	383
Additional paid in capital	230,145,603	150,640,935
Accumulated deficit	(282,064,460)	(60,543,822)
Total stockholders' equity	(51,918,186)	90,097,498

Total liabilities and stockholders' equity	$200,373,683	$123,806,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Revenue
Revenue	$1,050,667	$3,160,480	$7,115,322	$11,522,487
Digital asset revenue	3,506,432	-	14,733,562	-
Total revenue	4,557,099	3,160,480	21,848,884	11,522,487

Cost of revenue	206,365	1,601,374	2,503,991	4,059,207

Gross profit	4,350,734	1,559,106	19,344,893	7,463,280

Operating expenses
Sales and marketing	553,300	1,039,299	2,536,696	3,030,687
Distribution costs	588,652	990,049	2,400,449	3,722,196
General and administrative	4,931,678	2,642,654	19,711,672	5,558,934
Unrealized loss on digital assets	92,307,488	5,268	178,806,383	5,268
Realized loss on digital asset revenue conversion to USD	1,887,472	-	2,229,071	-
Realized loss on sale of digital assets	6,773,418	-	6,773,418	-
Stock-based compensation	3,987,514	521,353	18,044,585	695,229
Amortization of acquired intangible assets	19,190	19,191	57,570	57,571
Impairment on assets from manufacturing shut down	-	-	1,422,289	-
Depreciation	88,289	198,519	358,579	658,986
Lease Impairment (gain on settlement)	-	(269,994)	-	(269,994)
	111,137,001	5,146,339	232,340,712	13,458,877

Loss from operations	(106,786,267)	(3,587,233)	(212,995,819)	(5,995,597)

Other expense, net
Interest expense, net	(3,683,334)	(245,103)	(9,987,426)	(763,626)
Other income, net	1,125,771	676	1,462,607	676
Other expense, net	(2,557,563)	(244,427)	(8,524,819)	(762,950)

Loss on operations before income tax	(109,343,830)	(3,831,660)	(221,520,638)	(6,758,547)

Income tax benefit (expense)	-	-	-	-

Net loss	$(109,343,830)	$(3,831,660)	$(221,520,638)	$(6,758,547)

Basic loss per share:
Loss per share	$(1.67)	$(2.87)	$(3.66)	$(5.92)

Diluted loss per share:
Loss per share	$(1.67)	$(2.87)	$(3.66)	$(5.92)

Basic weighted average shares outstanding	65,506,837	1,336,373	60,522,907	1,140,995
Fully diluted weighted average shares outstanding	65,506,837	1,336,373	60,522,907	1,140,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

									Total
	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Treasury Stock	Treasury Stock	Additional Paid	Accumulated	Stockholders'
	Shares*	Par* **	Shares*	Par* **	Shares	Amount	In Capital	Deficit	Equity
FY 2025
Balance, June 30, 2024	25,000	$1	1,045,429	$11	-	$-	$53,375,502	$(46,859,613)	$6,515,901

Stock-based compensation	-	-	-	-	-	-	141,298	-	141,298

Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	(1,625,577)	(1,625,577)

Balance, September 30, 2024	25,000	$1	1,045,429	$11	-	$-	$53,516,800	$(48,485,190)	$5,031,622

Stock-based compensation	-	-	-	-	-	-	32,578	-	32,578

Net loss for the three months ended December 31, 2024	-	-	-	-	-	-	-	(1,301,310)	(1,301,310)

Balance, December 31, 2024	25,000	$1	1,045,429	$11	-	$-	$53,549,378	$(49,786,500)	$3,762,890

Issuance of preferred series A stock	125,000	1	-	-	-	-	324,999	-	325,000

Issuance of stock for the conversion of debt	-	-	385,000	4	-	-	849,996	-	850,000

Issuance of beneficial conversion feature and warrants	-	-	-	-	-	-	223,127	-	223,127

Stock-based compensation	-	-	-	-	-	-	521,353	-	521,353

Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	(3,831,660)	(3,831,660)

Balance, March 31, 2025	150,000	$2	1,430,429	$15	-	$-	$55,468,853	$(53,618,160)	$1,850,710

FY 2026
Balance, June 30, 2025	150,000	$2	38,270,571	$383	-	$-	$150,640,935	$(60,543,822)	$90,097,498

Stock-based compensation	-	-	-	-	-	-	5,756,398	-	5,756,398

Exercise of pre-funded warrants	-	-	7,889,266	79	-	-	7,810	-	7,889

Issuance of common stock in private placement	-	-	12,457,186	125	-	-	47,007,790	-	47,007,915

Issuance of stock for conversion of debt	-	-	276,238	2	-	-	1,174,008	-	1,174,010

Net income for the three months ended September 30, 2025	-	-	-	-	-	-	-	66,748,122	66,748,122

Balance, September 30, 2025	150,000	$2	58,893,261	$589	-	$-	$204,586,941	$6,204,300	$210,791,832

Stock-based compensation	-	-	-	-	-	-	8,300,673	-	8,300,673

Issuance of stock for the exercise of cashless warrants	-	-	678,352	7	-	-	(7)	-	-

Issuance of stock for the exercise of warrants	-	-	33,334	-	-	-	100,000	-	100,000

Issuance of vested stock from equity incentive plans	-	-	318,167	3	-	-	(3)	-	-

Issuance of common stock in private placement	-	-	3,289,474	33	-	-	9,248,398	-	9,248,431

Common stock repurchases	-	-	(416,226)	-	416,226	(799,277)	-	-	(799,277)

Net loss for the three months ended December 31, 2025	-	-	-	-	-	-	-	(178,924,930)	(178,924,930)

Balance, December 31, 2025	150,000	$2	62,796,362	$632	416,226	$(799,277)	$222,236,002	$(172,720,630)	$48,716,729

Stock-based compensation	-	-	-	-	-	-	3,987,514	-	3,987,514

Issuance of vested stock from equity incentive plans	-	-	190,498	2	-	-	(2)	-	-

Issuance of common stock in private placement	-	-	6,387,000	64	-	-	6,696,019	-	6,696,083

Common stock repurchases	-	-	(2,478,061)	-	2,478,061	(1,974,682)	-	-	(1,974,682)

Treasury stock retired	-	-	-	(29)	(2,894,287)	2,773,959	(2,773,930)	-	-

Net loss for the three months ended March 31, 2026	-	-	-	-	-	-	-	(109,343,830)	(109,343,830)

Balance, March 31, 2026	150,000	$2	66,895,799	$669	-	$-	$230,145,603	$(282,064,460)	$(51,918,186)

* Common stock has been restated to reflect the 1 for 20 reverse split
** Common stock par value has been adjusted to $0.00001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss from operations	$(221,520,638)	$(6,758,547)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	416,149	716,557
Unrealized loss on digital assets	178,806,383	5,268
Realized loss on sale of digital asset	6,773,418	-
Digital asset revenue	(14,733,562)	-
Digital asset revenue conversion to USD	6,838,037	-
Loss on digital asset revenue conversion to USD	2,229,071	-
Amortization of loan costs	2,701,917	11,868
Amortization of consideration discount	-	358,038
Loss on disposal of property and equipment	225,466	-
Gain on extinguishment of debt	(1,330,865)	-
Inventory write-off for Amazon inventory	-	499,924
Provision for credit losses for Amazon receivable	-	554,260
Reduction of acquisition payable	-	(152,500)
Lease impairment (gain on settlement)	-	(269,994)
Impairment on assets from manufacturing shut down	1,422,289	-
Amortization of deferred financing costs	-	-
Stock-based compensation	18,044,585	695,229
Changes in assets and liabilities
Accounts receivable	(338,878)	(128,272)
Inventory	937,633	(392,908)
Prepaid expenses and other assets	(754,870)	491,578
Operating lease payable	(19,708)	23,794
Accounts payable and accrued liabilities	3,075,874	419,700
Deferred revenue	(10,831)	(211,341)
Net cash used in operating activities	(17,238,530)	(4,137,346)

Cash flows from investing activities
Proceeds from the sale of building	-	4,005,516
Proceeds from the sale of E-core	-	2,000,000
Proceeds from the sale of MW Products assets	175,000	-
Proceeds from the sale of VitaMedica, Inc.	660,000	-
Acquisition of digital assets	(37,022,797)	(50,000)
Proceeds from the sale of digital assets	8,030,609	-
Acquisition of royalty interest	(750,000)	-
Acquisition of property and equipment	(44,002)	(197,999)
Net cash (used in) provided by investing activities	(28,951,190)	5,757,517

Cash flows from financing activities
Proceeds from issuance of common stock	67,467,302	-
Issuance of preferred stock series A	-	325,000
Proceeds from exercise of pre-funded warrants	7,889	-
Proceeds from exercise of warrants	100,000	-
Repurchases of common stock	(2,773,959)	-
Proceeds from short-term treasury debt	5,000,000	-
Repayment of short-term treasury debt	(10,400,000)	-
Proceeds from issuance of convertible notes	-	350,000
Repayment of Cygnet notes payable	-	(66,656)
Repayment of promissory notes	(560,000)	-
Repayment on note payable on building	-	(2,634,538)
Proceeds from related party advance	-	75,000
Repayment of related party advance	-	(100,000)
Payments of equity issuance costs	(4,514,873)	-
Payments of debt issuance costs	(7,628,942)	-
Net cash provided by (used in) financing activities	46,697,417	(2,051,194)

Net increase (decrease) in cash	507,697	(431,023)

Cash, beginning of period	2,975,150	661,415
Cash, end of period	$3,482,847	$230,392

Supplemental Cash Flow Disclosures
Interest paid	$5,828,222	$329,102
Income tax paid	-	-
Non-cash Investing and Financing Activities
Issuance of common stock for the repayment of convertible notes payable	$1,173,046	$850,000
Issuance of convertible debt for digital assets acquired	187,131,144	-
Issuance of short-term debt for digital assets acquired	42,695,723	-

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

HAVZ, LLC, d/b/a Steam Wholesale operates manufacturing and/or distribution centers in Odessa, Florida, supporting our health and wellness products, including those products manufactured with hemp ingredients and our overall distribution operations. During December 2025, the Company decided on a course of action to exit certain manufacturing and distribution operations (see Note 16).

Upexi Distribution operates from our Tampa, Florida warehouse providing warehousing, distribution and other services in support of our product sales.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of March 31, 2026 and June 30, 2025 and for the periods ending March 31, 2026 and 2025.

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

Accounts Receivable - Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within a specified time from the invoice date. The trade terms vary based on the customer and typically range from prepaid to 45 days from the invoice date. Interest is not charged by the Company on past due accounts. The carrying amount of receivables is reduced by an allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The net accounts receivable balances at March 31, 2026, June 30, 2025, and June 30, 2024, were $496,393, $157,515, and $606,885, respectively. Based on management’s review of accounts receivable, the allowance for credit losses was approximately $38,041 at March 31, 2026 and $636,600 at June 30, 2025. For the three months ended March 31, 2026 and 2025, the Company had no credit losses and $773,915, respectively. For the nine months ended March 31, 2026 and 2025, the Company had credit losses of $5,565 and $783,915, respectively.

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

The Company adopted this guidance effective April 1, 2025, as this was the start of the Company first holding digital assets. SOL tokens are measured using Level 1 inputs under Accounting Standards Codification (“ASC”) 820, Fair Value Measurement and Disclosures, (“ASC 820”), based on quoted prices from a principal market. ASC 820 defines the principal market as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. The digital assets held by the Company are traded on a number of active markets globally. The Company determines CoinMarketCap as its principal market, as it is one of the earliest and the most trusted sources by users, institutions, and media for comparing thousands of crypto assets and selected by the U.S. government. The Company recognizes revenue by utilizing daily close prices obtained from CoinMarketCap.

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

The Company performed its annual test as of June 30, 2025 and 2024, respectively. As of March 31, 2026 and June 30, 2025, the amount in goodwill was $673,854 and $848,854, respectively. During the nine months ended March 31, 2026, as a result of the Company’s disposition of certain assets associated with Moonwlkr, the Company recorded a disposal on goodwill, which decreased goodwill by $175,000.

Revenue Recognition - In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. In general, the Company generates revenue from product sales, either directly to customers or to distributors. In determining whether a contract exists, we evaluate the terms of the agreement, the relationship with the customer or distributor and their ability to pay.

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

Shipping and handling fees billed to customers are included in revenue. Shipping and handling fees associated with inbound freight are generally included in cost of revenue.

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

Conditions of Acceptance

Sales of our consumable products and pet products generally do not have customer acceptance terms.

Revenue by Geography and Product Source

The following table, which excludes digital asset revenue, discloses disaggregated revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Primary geographical markets:
United States of America	$997,216	$3,116,889	$6,950,947	$11,344,823
Other	53,451	43,591	164,375	177,664
Total	$1,050,667	$3,160,480	$7,115,322	$11,522,487
Product source:
Internally manufactured	$268,859	$2,205,436	$4,512,709	$7,049,894
Contract manufactured	744,321	725,169	2,524,549	2,038,348
Purchased as finished good	37,487	229,875	78,064	2,434,245
Total	$1,050,667	$3,160,480	$7,115,322	$11,522,487

Deferred Revenue - The Company records deposits as deferred revenue when a customer pays in advance of shipping the product. Once the product is shipped, the deposit is recorded as revenue and the related commissions are paid. All products were shipped related to deposits in deferred revenue, in less than one year.

We expect to recognize 100% of the deferred revenue at March 31, 2026 and June 30, 2025, as revenue in the year ended June 30, 2026.

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

Per ASC 350-60-45-2, gains and losses from the remeasurement of crypto assets shall be included in net income and presented separately from changes in the carrying value of other intangible assets. Pursuant to this guidance, changes in fair value are reflected on the Condensed Consolidated Statements of Operations in the line item Realized and unrealized (gain) loss on digital assets or Unrealized (gain) loss on digital assets, if there were no realized sales in the period, in the operating expense section of the Condensed Consolidated Statements of Operations. We measure changes in fair value as the difference between the cost basis and the prevailing market price of the digital asset at the date of measurement, multiplied by the quantity held of the digital asset. Our policy on prevailing market price is the last trading price prior to midnight.

Remeasurement on a recurring basis

Subsequent to the acquisitions of Solana tokens, remeasurement of change in fair value is done by taking the spot price from CoinMarketCap at the end of a month. Our tokens are bifurcated between liquid and locked tokens. In the case of liquid tokens, the aggregate fair value is computed by taking the number of liquid tokens and multiplying that number by the month-end spot price. In the case of locked tokens, the aggregate fair value is computed by taking the number of locked tokens, discounted by 14%, and multiplying that number by the month-end spot price. As locked tokens become unlocked over time, they will be added to the count of liquid tokens and accordingly, make up less of that discount percentage over time when computing aggregate fair value on locked tokens. The discount used by management is based on the historical purchases of locked Solana management has made on behalf of the Company. Management monitors this discount percentage and adjusts when appropriate. Per ASC 350-60-45-2, gains and losses from the remeasurement of crypto assets shall be included in net income and presented separately from changes in the carrying value of other intangible assets. Pursuant to this guidance, changes in fair value are reflected on the Condensed Consolidated Statements of Operations in the line item Realized and unrealized (gain) loss on digital assets, or Unrealized (gain) loss on digital assets, if there were no realized sales in the period in the operating expense section of the Condensed Consolidated Statements of Operations.

Staking revenue

We earn staking rewards by delegating our digital assets to third-party validators on proof-of-stake blockchain networks. These tokens remain under the Company’s control and are not derecognized, as the delegation does not constitute a transfer of control under ASC 610-20 or ASC 350-60. Rewards are recognized as income when the Company obtains control of the new tokens, typically upon receipt into its wallet. While there is no explicit guidance under U.S. GAAP for staking activities, the Company applies the principles of ASC 606, Revenue from Contracts with Customers, by analogy. Management evaluates whether a contract exists, identifies the performance obligations, and determines whether the Company acts as a principal or agent in the transaction. The transaction price is measured at the fair value of the digital assets received at the time control is obtained. Due to the evolving nature of blockchain protocols and limited regulatory guidance, management exercises significant judgment in evaluating validator reliability and the risk of slashing or forfeiture. Changes in protocol rules or accounting interpretations may materially impact how staking revenue is recognized and measured. Solana tokens held by the Company, whether liquid or locked, are eligible for staking. Staking revenue is calculated based on the number of tokens earned and the month-end spot price. This revenue is reported on the Condensed Consolidated Statements of Operations under the line item Digital asset revenue. Changes in fair market value of the staking revenue after the initial digital asset revenue is disclosed on the Condensed Consolidated Statements of Operations as Realized and unrealized (gain) loss on digital assets, or Unrealized (gain) loss on digital assets, if there were no realized sales in the period.

Realized gains and losses on digital assets

To the extent staking rewards are converted into U.S. dollars, realized gains and losses are recognized for the difference between the proceeds received and the carrying value of the digital assets at the time of conversion. These amounts are presented within operating expenses in the Condensed Consolidated Statements of Operations as realized gain (loss) on digital asset revenue conversion to USD.

To the extent digital assets are sold, realized gains and losses are recognized for the difference between the proceeds received and the carrying value of the digital assets at the time of sale. These amounts are presented within operating expenses in the Condensed Consolidated Statements of Operations as realized gain (loss) on sale of digital assets.

Advertising - The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes continual investment in advertising is critical to the development and sale of its branded products. Advertising costs of $384,967 and $491,510 were expensed as incurred during the three months ended March 31, 2026 and 2025, respectively. Advertising costs of $1,567,257 and $1,331,133 were expensed as incurred during the nine months ended March 31, 2026 and 2025, respectively.

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

Non-Employee Stock-Based Payments - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows ASC 718, Compensation–Stock Compensation, which applies to all stock-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing stock-based payment awards. Stock-based payments related to non-employees are accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Fair Value Measurements - The Company accounts for financial instruments in accordance with ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2026 and June 30, 2025, there was a valuation allowance of $10,092,765.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no material uncertain tax positions at March 31, 2026 or June 30, 2025.

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

Loss Per Share

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Basic loss per share:
Numerator:
Net loss	$(109,343,830)	$(3,831,660)	$(221,520,638)	$(6,758,547)
Denominator:
Weighted average common shares outstanding	65,506,837	1,336,373	60,522,907	1,140,995
Basic loss per share	$(1.67)	$(2.87)	$(3.66)	$(5.92)

For the three and nine months ended March 31, 2026 and 2025, the Company was in a net loss position and therefore, diluted loss per share equals basic loss per share, as potential dilutive securities were anti-dilutive.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments expand income tax disclosure requirements by requiring an entity to disclose (i) specific categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, and (iii) the amount of taxes paid disaggregated by jurisdiction. The standard is effective for annual reporting periods beginning after December 15, 2024. The Company has adopted this guidance effective for the annual reporting period beginning July 1, 2025 (fiscal year ended June 30, 2026). The adoption of ASU 2023-09 will impact the Company’s disclosures but will not impact financial position nor results of operations.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which establishes accounting guidance for crypto assets meeting certain criteria. Solana meets these criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment was made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2023-08 for the year ended June 30, 2025, effective as of July 1, 2024. As a result of the adoption, the Company did not have a cumulative-effect adjustment as the Company did not have any Crypto Assets prior to January 1, 2025. In the current year for the three months and nine months ended and date as of March 31, 2026, SOL, the token of Solana blockchain, is recognized at fair value.

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

Note 3. Inventory

Inventory, net, consisted of the following:

	March 31, 2026	June 30, 2025
Raw materials	$-	$489,574
Finished goods	215,237	663,296
Inventory, net	$215,237	$1,152,870

The Company writes off the value of inventory deemed excessive or obsolete. During the three months ended March 31, 2026 and 2025, the Company wrote off inventory valued at $858,876 and $369,290, respectively, primarily related to slow-moving and obsolete products associated with legacy health and wellness and hemp-related product lines. During the nine months ended March 31, 2026 and 2025, the Company wrote off inventory valued at $1,019,811 and $418,030, respectively. At March 31, 2026 and June 30, 2025, the Company had inventory reserves of $799,098 and $593,539, respectively.

Note 4. Property and Equipment

Property and equipment, net, consisted of the following:

	March 31, 2026	June 30, 2025
Furniture and fixtures	$141,729	$127,050
Computer equipment	18,037	102,279
Internal use software	-	570,645
Manufacturing equipment	13,775	2,112,561
Leasehold improvements	176,292	852,825
Vehicles	206,501	206,501
Property and equipment, gross	556,334	3,971,861
Less accumulated depreciation	(315,119)	(1,919,288)
Property and equipment, net	$241,215	$2,052,573

Depreciation expense for the three months ended March 31, 2026 and 2025 was $88,289 and $198,519, respectively. Depreciation expense for the nine months ended March 31, 2026 and 2025 was $358,579 and $658,986, respectively.

Note 5. Digital Assets

The following table summarizes the Company’s digital asset holdings as of:

	March 31,	June 30,
	2026	2025
Approximate number of Solana tokens held	2,361,931	744,026
Digital assets, fair value	$184,902,888	$105,997,180

The following table summarizes the Company’s digital asset purchases, unrealized gain (loss) on digital assets, and revenue from staking for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Number of Solana tokens purchased	274,000	359	1,665,519	359
Digital asset purchases	$36,759,536	$50,000	$266,849,664	$50,000
Unrealized loss on digital assets	$(92,307,488)	$(5,268)	$(178,806,383)	$(5,268)
Revenue from staking	$3,506,432	$-	$14,733,562	$-
Approximate number of Solana tokens earned as revenue	34,727	-	100,447	-

Cost basis is reflected in the above table within digital asset purchases.

The following table summarizes the composition of Solana tokens held broken out by liquid and locked as of:

	March 31,	June 30,
	2026	2025
Number of Solana tokens liquid	1,383,079	322,575
Number of Solana tokens locked	978,852	421,451

The Company has approximately 95% of its Solana treasury staked as of March 31, 2026 and as of June 30, 2025. The Company maintains control over the delegated SOL tokens throughout the staking period. Although the tokens undergo a bonding process with validators, the Company retains the ability to initiate unbonding at any time. Upon notification to the validator, the unbonding process begins, which typically takes up to two days. During this period, the tokens remain unavailable for transfer or sale on the open market. Validators do not gain control over the tokens in a manner that meets derecognition criteria. They cannot sell, pledge, or otherwise dispose of the tokens. As such, the Company continues to recognize the delegated SOL tokens as part of its digital asset holdings.

The Company has 978,852 tokens that are considered locked at March 31, 2026. The following table summarizes the unlocking schedule of Solana tokens currently locked as of March 31, 2026 in the years then ended:

June 30, 2026	141,175
June 30, 2027	565,307
June 30, 2028	272,370
Total	978,852

The Company valued the Solana treasury at $83.11 per liquid token and $71.47 per locked token as of March 31, 2026. The Company valued the Solana treasury at $154.74 per liquid token and $133.07 per locked token as of June 30, 2025. The aggregate fair value of locked tokens is computed by taking the number of locked tokens and discounting the month-end spot price by 14%. The discount used by management is based on the historical purchases of locked Solana management has made on behalf of the Company. Management monitors this discount percentage and adjusts when appropriate. $83.11 and $154.74 are the market prices from the closing price listed by CoinMarketCap at March 31, 2026 and June 30, 2025, respectively.

Note 6. Intangible Assets

Intangible assets as of March 31, 2026:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$-	$-	$-
Trade name	5 years	383,792	278,249	105,543
Online sales channels	2 years	-	-	-
Vendor relationships	5 years	-	-	-
Royalty interest	Indefinite	750,000	-	750,000
Intangible assets		$1,133,792	$278,249	$855,543

Intangible assets as of June 30, 2025:

	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	220,679	163,113
Online sales channels	2 years	1,800,000	1,800,000	-
Vendor relationships	5 years	6,000,000	6,000,000	-
Royalty interest	Indefinite	-	-	-
Intangible assets		$10,018,484	$9,855,371	$163,113

For the three months ended March 31, 2026 and 2025, the Company recognized amortization expense of $19,190. For the nine months ended March 31, 2026 and 2025, the Company recognized amortization expense of $57,570.

During the three months ended March 31, 2026, the Company disposed of fully amortized intangible assets with an original cost of approximately $9.6 million. As the intangible assets had no remaining net book value, the disposals did not result in a gain or loss.

On August 28, 2025, the Company entered into an agreement with Cybersyn Holdings, LLC, which hosts and owns the platform for Alpha City Exchange. Under the terms of the agreement, the Company paid $750,000 to acquire a contractual royalty interest equal to 14.90% of all future gross revenue generated by the platform.

The agreement provides for two additional potential investments of $250,000 each: (i) upon completion of the platform and achievement of 10,000 active users, which would increase the Company’s royalty interest to 19.90% of gross revenue, and (ii) upon the achievement of 25,000 active users. Upon achievement of the second milestone, the Company may elect to either maintain its 19.90% royalty interest in perpetuity or convert a portion of its royalty interest into a 9.99% equity ownership in Alpha City Exchange on a fully diluted basis.

As the royalty interest has no contractual termination and extends in perpetuity, the Company accounts for the initial $750,000 investment as an indefinite-lived intangible asset. The royalty interest is not amortized and is evaluated for impairment at least annually or more frequently if indicators of impairment arise.

As of March 31, 2026, the agreement remains in effect and the platform has not generated gross revenue from which the Company would be entitled to amounts under the royalty interest.

Future amortization of intangible assets as of March 31, 2026 is set forth below in the years then ended:
June 30, 2026	$19,190
June 30, 2027	76,758
June 30, 2028	9,595
Total	$105,543

Note 7. Prepaid Expenses and Other Receivables

Prepaid and other receivables consist of the following at:

	March 31, 2026	June 30, 2025
Insurance	$190,008	$107,256
Prepayment to vendors	108,179	201,192
Deposits on services	-	10,000
Subscriptions and services being amortized over the service period	686,615	26,500
Other receivables	6,155	5,888
Prepaid expenses and other receivables	$990,957	$350,836

All prepaid expenses are expected to be expensed within one year.

Note 8. Operating Leases

We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, and equipment. We determine if an arrangement is a lease, or contains a lease, at inception, and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Our lease terms may include one or more options to extend the lease terms, for periods from one year to 20 years, when it is reasonably certain that we will exercise that option. As of March 31, 2026, no option to extend the lease was recognized as right-of-use (“ROU”) assets and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our ROU assets and corresponding liabilities. We have elected not to present short-term leases in the Condensed Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception.

Operating leases are included in operating ROU assets. Current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2026, our finance leases are not material.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2026:

2026	$128,220
2027	319,437
2028	329,051
2029	42,027
Total undiscounted future minimum lease payments	818,735
Less: Imputed interest	(41,989)
Present value of operating lease payable	776,746
Less: current portion of operating lease payable	339,669
Operating lease payable, net of current portion	$437,077

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2026 and 2025 are:

	March 31,
	2026	2025
Weighted average remaining lease term months	27	37
Weighted average incremental borrowing rate	5.0%	5.0%

For the three and nine months ended March 31, 2026 and 2025, the components of lease expense, included in general and administrative expenses and interest expense in the Condensed Consolidated Statement of Operations, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Lease expense:
Amortization of ROU assets	$127,447	$185,148	$508,027	$555,444
Interest expense	15,589	24,993	54,342	80,781
Operating lease cost	1,910	3,750	5,730	11,279
Short-term lease expense	-	-	-	-
Variable lease expense	42,532	56,819	143,610	160,490
Total lease expense	$187,478	$270,710	$711,709	$807,994

Note 9. Accrued Liabilities

Accrued liabilities consist of the following at:

	March 31, 2026	June 30, 2025
Accrued professional fees	$501,834	$300,000
Accrued sales tax	8,972	38,281
Accrued services	1,606,682	-
Other accrued liabilities	49,334	17,783
Accrued liabilities	$2,166,822	$356,064

Note 10. Convertible Notes, Cygnet Subsidiary Notes Payable, Promissory Notes, and Short-Term Treasury Debt

Convertible Notes, Notes Payable and Promissory Notes outstanding are summarized below:

	Maturity	March 31,	June 30,
	Date	2026	2025
Convertible Notes:
Convertible Notes – July 2025 Issuance, issued in exchange for digital assets, due July 16, 2027. Interest rate per annum is 2.00%. Accrued interest is payable quarterly. At any time prior to maturity, the notes are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $4.25 per share; if a note is not converted prior to maturity, the Company will settle the obligation through the return of the digital assets originally received in exchange for that note.	July 16, 2027	$149,996,123	$-
Unamortized deferred financing costs on Convertible Notes – July 2025 Issuance		(4,927,025)	-
Convertible Notes – July 2025 Issuance, net		$145,069,098	$-

Convertible Note – January 2026 Issuance, issued in exchange for digital assets, due January 9, 2028. Interest rate per annum is 1.00%. Accrued interest is payable quarterly. At any time prior to maturity, the note is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $2.39 per share; if the note is not converted prior to maturity, the Company will settle the obligation through the return of the digital assets originally received in exchange for the note.	January 9, 2028	$35,961,975	$-
Total Convertible Notes		181,031,073
Less: current portion		-	-
Convertible notes payable		$181,031,073	$-

Cygnet Subsidiary Notes Payable:
SBA note payable, 30-year term note, 10.25% interest rate and collateralized with all assets of the Company	October 6, 2051	$3,694,721	$3,694,721
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.50% interest rate and no security interest in the assets of the business	June 30, 2027	-	1,000,290
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.50% interest rate and no security interest in the assets of the business	November 7, 2026	-	685,899
Total		3,694,721	5,380,910
Current portion of Cygnet subsidiary notes payable		$3,694,721	$5,380,910

Promissory Notes:
Promissory Notes, 12.00% interest rate that is paid in cash monthly, and maturity date of June 1, 2026. These Promissory Notes are subordinate to the Convertible Notes. These Promissory Notes are convertible into shares of common stock at the option of the holders, at any time and from time to time. The conversion price is $3.00 per share.	June 1, 2026	$-	$560,000
Current portion of promissory notes		$-	$560,000

Total Convertible Notes, Cygnet Subsidiary Notes Payable, and Promissory Notes		$184,725,794	$5,940,910

As of March 31, 2026, future payments on Convertible Notes, Notes Payable and Promissory Notes are set forth below:

Total
2026 – Cygnet Subsidiary Notes Payable	$3,694,721
2027	-
2028 – Convertible Notes*	185,958,098
Total principal payments	189,652,819
Unamortized deferred financing costs on convertible notes	(4,927,025)
Total	$184,725,794

__________________

* The convertible notes cannot be repaid in cash. The Convertible Notes – July 2025 Issuance can only be converted into approximately 35,293,206 of the Company’s common stock at a per share price of $4.25 or repaid at the end of the term of the note with approximately 962,955 SOL tokens. The Convertible Note – January 2026 Issuance can only be converted into approximately 15,046,851 of the Company’s common stock at a per share price of $2.39 or repaid at the end of the term of the note with approximately 265,500 SOL tokens.

Convertible Notes

On July 16, 2025, the Company entered into securities purchase agreements with certain investors, pursuant to which the Company agreed to sell and issue to the investors in a private placement offering secured convertible notes (the “Convertible Notes – July 2025 Issuance”) in exchange for locked and spot Solana in the aggregate, original principal amount of approximately $151.2 million, with a maturity date of July 16, 2027. The applicable interest rate is an annual rate equal to 2.00%. Interest shall be calculated on the basis of a 365-day year and the actual number of days elapsed, and accrues daily commencing on July 16, 2025, with interest paid quarterly. At the maturity date, the holders of the notes are entitled to an amount equal to the accrued and unpaid interest and liquidated damages (if any) and, to the extent unpaid principal remains, the return of the subscription amount (pro-rated to the extent principal was paid down) in the form of digital assets paid to the Company. At any time after the issue date until the notes are no longer outstanding, the notes shall be convertible into shares of common stock of the Company at the option of the holder, at any time and from time to time. The conversion price is $4.25 per share. Furthermore, the Company may deliver forced conversion notices. Under the terms of the forced conversion, if after the legend removal date, the volume-weighted average price for each of the 30 consecutive trading days exceeds $6.37, the Company may within five trading days deliver a notice to the holders to cause the holder to convert all or part of the outstanding principal on the notes.

On January 9, 2026, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued to the investor a secured convertible note (the “Convertible Note – January 2026 Issuance”) in the original principal amount of approximately $36.0 million, in exchange for the transfer and contribution of 265,500 units of Solana in the form of locked Solana, with a maturity date of January 9, 2028. The note bears interest at a rate of 1.00% per annum, payable quarterly in cash. At maturity, or upon acceleration following an event of default, to the extent the note has not been converted in full, the investor is entitled to receive a pro rata return of the digital assets corresponding to the outstanding principal balance of the note at such time. The principal amount of the note is convertible, in whole or in part, at the option of the investor at any time, into shares of the Company’s common stock at a fixed conversion price of $2.39 per share, subject to customary adjustments, ownership limitations, and other conditions set forth in the agreement. Furthermore, the Company may deliver forced conversion notices. The note also provides for forced conversion under certain circumstances, subject to satisfaction of specified conditions, including trading price and liquidity thresholds, the effectiveness of a resale registration statement covering the shares issuable upon conversion, and the absence of events of default.

The Company accounts for convertible notes as a single debt instrument measured at amortized cost. The Company has not identified any embedded features contained within its convertible notes that would require bifurcation from the debt host. As applicable, any debt discount and debt issuance costs incurred in connection with the issuance of the convertible notes are recorded as a direct deduction from the carrying amount of the convertible notes. These amounts are amortized to interest expense using the effective interest method over the expected term of the convertible notes. Upon conversion, the carrying amount of the convertible notes, including any unamortized debt issuance costs and unamortized discounts, are reduced by the amount converted, with any difference being reflected as a change in equity.

During July 2025, the Company issued 276,238 shares of common stock upon conversion of a portion of the Convertible Notes – July 2025 Issuance, resulting in a reduction of the outstanding principal balance of $1,173,046 and accrued interest of $964.

Cygnet Subsidiary Notes Payable

The SBA note payable balance is current as payment amounts that have been due have since passed. The SBA note payable maturity date in the above table refers to the original maturity date per the original executed agreement.

During March 2026, an arbitration ruling resulted in the extinguishment of certain debt obligations and recognition of a receivable for approximately $0.4 million from the counterparty. In connection with the ruling, the Company extinguished (i) an inventory consignment note with an outstanding principal balance of approximately $1.0 million, (ii) a GF Note with an outstanding principal balance of approximately $0.7 million, and (iii) the elimination of approximately $0.2 million of accrued interest associated with these obligations. As of March 31, 2026, the Company has reserved the $0.4 million receivable in full and accrued approximately $0.5 million for future expenses and liabilities in connection with the ruling. As a result, the Company recognized a gain on extinguishment of debt of approximately $1.3 million during the three and nine months ended March 31, 2026.

	Maturity	March 31,	June 30,
	Date	2026	2025
Short-Term Treasury Debt:
BitGo Credit Facility, 11.50% interest rate per annum. The term of the credit facility is for one year and is renewable for successive one-year options.	N/A	$57,295,723	$20,000,000

Short-Term Treasury Debt

The Company entered into a credit facility with BitGo Prime, LLC (“BitGo”). Pursuant to a Master Loan Agreement at March 31, 2026 the Company may borrow in excess of $71,000,000 for the purchase of digital assets with interest at the rate of 11.50% per year. The term of the credit facility is for one year and is renewable for successive one-year options. Each individual loan under the facility is negotiable as to the amount, term prepayment or recall (payment demand). The loans shall be collateralized by the Company’s treasury assets, already held at BitGo. The initial availability is based on a 260% collateral level and a margin call level of 175%. There are no requirements or fees for non-use of the credit facility and the facility can be increased in the future based on the value of the assets BitGo is the custodian of for the Company. At March 31, 2026 and June 30, 2025, the outstanding balance of the credit facility was $57,295,723 and $20,000,000, respectively. The credit facility was used for the purchase of SOL.

Note 11. Related Party Transactions

In March 2025, Allan Marshall purchased 125,000 shares of Series A preferred shares from the Company at a per share price of $2.60 per preferred share. This purchase was settled through the cancellation of a $400,000 related party advance. There are no advances due to Allan Marshall at March 31, 2026, or June 30, 2025.

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC, which is owned by our CEO, Allan Marshall. The lease is for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month. The initial term of the lease is five years. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of what we include in ROU assets. The Company spent $611,768 in leasehold improvements to prepare the facility for product manufacturing, which will be amortized over the five-year lease term. Product manufacturing was at full capacity and fully moved from the Nevada facility as of August 1, 2024. During the three months ended March 31, 2026 and 2025, the Company recognized lease expense related to this lease of $26,648 and $79,944, respectively. During the nine months ended March 31, 2026 and 2025, the Company recognized lease expense related to this lease of $186,536 and $239,832, respectively. As a result of the Company’s course of action to terminate the CBD gummy and other operations, a loss on disposal of leasehold improvements of approximately $477,000 was recorded during the nine months ended March 31, 2026. No such loss was recognized during the three months ended March 31, 2026, or during the three and nine months ended March 31, 2025. As of March 31, 2026, the Company no longer leases this facility or has obligations related to this facility.

On June 13, 2024, the Company entered into a Stock Purchase Agreement pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity of its wholly owned subsidiary VitaMedica, Inc. to three investors (the “Buyers”). One of the minority interest Buyers is Allan Marshall, the Company’s CEO. The purchase price for the stock was $6,000,000, subject to certain customary post-closing adjustments. The proceeds of the transaction have been used for working capital, the reduction of debt and the reduction of other liabilities. At March 31, 2026 and June 30, 2025, the outstanding purchase price receivable was $1,340,000 and $2,000,000, respectively.

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

Common Stock

During the nine months ended March 31, 2026:

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

In connection with the cashless exercises of warrants, 678,352 shares of common stock were issued.

In connection with the exercise of warrants for cash, 33,334 shares of common stock were issued.

In connection with the vesting of restricted stock units, 508,665 shares of common stock were issued.

In connection with the Company’s at-the-market offering program, the Company issued 50,000 shares of common stock for aggregate gross proceeds of approximately $0.1 million.

In connection with a private placement offering of equity in November 2025, the Company issued 3,289,474 shares of common stock and 3,289,474 common stock purchase warrants to purchase up to 3,289,474 shares of common stock for aggregate gross proceeds of $10.0 million, representing an effective purchase price of $3.04 per share of common stock and accompanying warrant. Each warrant is exercisable for one share of common stock. In connection with the February 2026 private placement, the Company amended the warrants issued in November 2025 to reduce the exercise price from $4.00 to $2.83 per share.

In connection with a private placement offering of equity in February 2026, the Company issued 6,337,000 shares of common stock and 6,337,000 common stock purchase warrants to purchase up to 6,337,000 shares of common stock for aggregate gross proceeds of approximately $7.4 million, representing an effective purchase price of $1.17 per share of common stock and accompanying warrant. Each warrant is exercisable for one share of common stock at an exercise price of $1.50 per share.

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

The Company evaluated the warrants and concluded that they met the criteria to be classified within stockholders’ equity within additional paid-in-capital. The warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock and (6) meet the equity classification criteria. As of March 31, 2026, the Company had 3,289,474 warrants outstanding related to the November 2025 private placement offering and 6,337,000 warrants outstanding related to the February 2026 private placement offering.

Stock Repurchase Program

In November 2025, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of common stock. The timing, manner, price, and amount of repurchases will be determined at management’s discretion, based on factors such as share price, market conditions, and available liquidity. The program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time.

During the three months ended March 31, 2026, the Company repurchased 2,478,061 shares of common stock at a weighted-average price, including fees, of $0.80 per share, for total consideration of approximately $2.0 million.

During the nine months ended March 31, 2026, the Company repurchased 2,894,287 shares of common stock at a weighted-average price, including fees, of $0.96 per share, for total consideration of approximately $2.8 million.

As of March 31, 2026, all repurchased shares have been retired and are not reflected as treasury stock in the Condensed Consolidated Balance Sheets.

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

A summary of stock option activity for the nine months ended March 31, 2026 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2025	621,353	$3.39	5.66	$374,500
Exercised	-	-	-	-
Forfeited	(76,875)	7.66	-	-
Granted	125,000	4.63	1.87	-
Options outstanding at March 31, 2026	669,478	$3.13	4.88	$-
Options exercisable at March 31, 2026 (vested)	619,320	$3.15	4.89	$-

A summary of stock option activity for the nine months ended March 31, 2025 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2024	200,714	$57.40	5.83	$-
Exercised	-	-	-	-
Forfeited	(181,137)	58.51	-	-
Granted	85,000	3.46	9.22	-
Options outstanding at March 31, 2025	104,577	$18.26	7.40	$-
Options exercisable at March 31, 2025 (vested)	106,457	$20.28	7.60	$-

The closing market price per common share on March 31, 2026 was $0.99.

Stock-based compensation attributable to stock options was $321 and $244,530 for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation attributable to stock options was $91,620 and $418,406 for the nine months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was approximately $89,091 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 0.42 years.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the year ended June 30, 2025, in light of the 1-20 reverse split, certain grants were cancelled and re-issued. The estimate of forfeitures relating to terminations is still 0%.

There were 19,165,778 shares available for issuance as of March 31, 2026, under the 2019 Plan as amended. The Plan contains an “evergreen” provision pursuant to which shares authorized for issuance may be automatically replenished.

Restricted Stock Units

Stock-based compensation from RSUs was approximately $3,987,193 for the three months ended March 31, 2026 and $276,823 for the three months ended March 31, 2025. Stock-based compensation from RSUs was approximately $13,230,694 for the nine months ended March 31, 2026 and $276,823 for the nine months ended March 31, 2025.

Pursuant to the 2019 Plan, restricted stock units may be granted. As of March 31, 2026, there was approximately $7,650,511 of unrecognized compensation expense related to 2,211,089 restricted stock units. The weighted-average term remaining on the unvested shares was approximately 0.48 years.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2024	7,500	$9.82
Granted	224,000	3.40
Cancelled or Forfeited	(130,000)	3.37
Issued	(20,000)	3.37
Outstanding as of March 31, 2025	81,500	$4.03

Outstanding as of June 30, 2025	221,917	$2.48
Granted	4,814,000	4.57
Cancelled or Forfeited	-	-
Issued	(508,665)	3.38
Outstanding as of March 31, 2026	4,527,252	$4.61

At March 31, 2026, there were approximately 2,316,163 vested RSUs that are included in the 4,527,252 RSUs outstanding above as they are not included in the Company’s issued and outstanding common stock.

The components of stock-based compensation are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Stock options amortization	$321	$244,530	$91,620	$418,406
Restricted stock units amortization	3,987,193	276,823	13,230,694	276,823
Warrants amortization granted to asset manager	-	-	4,722,271	-
Total stock-based compensation	$3,987,514	$521,353	$18,044,585	$695,229

As a result of the termination of the Company’s asset management agreement, the Company expensed all remaining unamortized costs associated with the warrants granted to the asset manager, which was approximately $4.7 million for the nine months ended March 31, 2026. No such expense was recognized during the three months ended March 31, 2026. These expenses are included within Stock-based compensation in the Condensed Consolidated Statements of Operations.

Note 14. Phantom Stock Appreciation Plan

On July 1, 2025, the Board of Directors with the recommendation of the Compensation Committee approved the Upexi, Inc. Phantom Stock Appreciation Plan (the “Plan”). The Plan permits the granting of Phantom Stock Unit (“PSU”) awards to employees selected and approved by the Board of Directors.

The PSU awards vest on June 30 following the grant date, provided the participant remains employed by the Company on such date. The value of each PSU equals the excess of (a) the 30-day average closing price of Upexi, Inc. common stock for the period June 1 to June 30 immediately preceding the payment date, over (b) the grant date value. The PSU award value is settled in cash to the participant subsequent to June 30. As the PSU awards are settled in cash, they are classified as liability awards under ASC 718.

At March 31, 2026, the Board of Directors had awarded the following PSUs with the following grant date values:

2026

Phantom Stock Units with a grant value of $1.17	158,425
Phantom Stock Units with a grant value of $1.91	1,760,000
Phantom Stock Units with a grant value of $2.89	1,153,997
Phantom Stock Units with a grant value of $3.04	82,238
Phantom Stock Units with a grant value of $4.00	311,432
Phantom Stock Units with a grant value of $4.25	6,908
Total Phantom Stock Units granted	3,473,000

The Company recognizes the estimated compensation cost related to the PSU awards in its condensed consolidated financial statements in accordance with ASC 718. Compensation cost is recognized over the requisite service period, with the liability remeasured at fair value at each reporting date. Changes in the estimated fair value are recognized in General and administrative expense in the Condensed Consolidated Statement of Operations and the related liability is presented within Accrued compensation in the Condensed Consolidated Balance Sheets.

Management’s estimate of the fair value of the PSU awards at the reporting date is based on a combination of valuation approaches designed to reflect the expected settlement value of the awards. In determining this estimate, the Company considered multiple inputs and methodologies, including valuations derived from Black-Scholes option pricing model, the Company’s common stock price as of the reporting date, and management’s estimate of the PSU award value. Management evaluated these approaches and selected the methodology it believes best reflects the value of the liability as of the balance sheet date consistent with the cash settlement features of the Plan.

During the nine months ended March 31, 2026, the Company recognized compensation expense related to the Plan of $1,441,987. No such compensation expense was recognized during the three months ended March 31, 2026, or during the three and nine months ended March 31, 2025.

Note 15. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. For the three and nine months ended March 31, 2026, the Company’s effective tax rate was 0.0% due to the significant unrealized losses on the Company’s digital assets and timing differences between book and tax. For the three and nine months ended March 31, 2025, the Company reserved 100% of the benefit calculated as income tax benefit and computed income tax benefit of $988,500 and $1,691,500, respectively.

The estimated effective tax rate is subject to fluctuation based on the mix of earnings and losses by tax jurisdiction and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the three and nine months ended March 31, 2026, the difference between the U.S. statutory rate and the Company’s effective tax rate is due to the significant unrealized losses on the Company’s digital assets and timing differences between book and tax for an effective tax rate of approximately 0.0%. The income tax benefit for the three and nine months ended March 31, 2025, was primarily attributable to federal and state income taxes and non-deductible expenses for an effective tax rate of approximately 25.8%.

Deferred tax assets and liabilities resulting from temporary differences in the recognition of income and expenses for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. On June 30, 2025, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. The Company determined that it is more likely than not that the Company will have future taxable income. As of March 31, 2026 and June 30, 2025, the Company had a valuation reserve of $10,092,765.

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. Income tax returns generally remain subject to examination by federal and most state tax authorities. The Company is not currently under examination in any federal or state jurisdiction.

Note 16. Exit of Manufacturing and Distribution Operations

During December 2025, the Company decided on a course of action to shut down certain manufacturing and distribution centers supporting the Company’s health and wellness products, including those products manufactured with hemp ingredients and certain related distribution operations, which it completed during February 2026.

The Company has focused its resources on the digital asset strategy and this exit is intended to allow the reallocation of resources toward other business initiatives consistent with the Company’s broader strategy. The Company continues to operate other non-hemp consumer product lines.

During the nine months ended March 31, 2026, as a result of the Company’s course of action to shut down these manufacturing and distribution centers, a loss on disposal of $1,422,289 was recognized within Impairment on assets from manufacturing shut down within the Condensed Consolidated Statements of Operations. No such loss was recognized during the three months ended March 31, 2026, or during the three and nine months ended March 31, 2025.

As of April 1, 2026, the Company had 10 full-time employees. As of June 1, 2026, the Company will no longer lease warehouse space, with all brand distributions activities to be handled by third-party providers.

Note 17. Risks and Uncertainties

The Company holds a significant portion of its assets in cryptocurrencies, which are subject to substantial market volatility, evolving regulatory frameworks, liquidity constraints, cybersecurity threats, and technological risks. These factors may cause material fluctuations in the fair value of the Company’s holdings and could adversely affect its financial condition and results of operations.

Note 18. Subsequent Events

During April and May 2026, subsequent to the end of the reporting period, in connection with the Company’s at-the-market offering program, the Company issued 3,345,534 shares of common stock for aggregate gross proceeds of approximately $4.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our”, and the “Company” mean Upexi, Inc.

Upexi, Inc., a Delaware corporation, originally formed as a Nevada corporation in September of 2018. The Company has seven active subsidiaries that are part of the Company. We are in the cryptocurrency industry and the management of cash assets through a cryptocurrency portfolio, primarily focused in Solana tokens and staking of those tokens. We also operate as a brand owner specializing in the development, manufacturing, and distribution of consumer products.

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

DESCRIPTION OF BUSINESS

Our Company

We are a digital asset treasury company focused on acquiring, holding, and deploying Solana (“SOL”) as a core treasury asset in a disciplined and capital efficient manner. Our treasury strategy allocates capital to SOL and related activities with the objective of enhancing long-term shareholder value while maintaining appropriate liquidity and managing risk.

In addition to potential price appreciation of SOL, we seek to generate incremental returns through capital allocation strategies that include staking SOL, delegating SOL to validators, and selectively acquiring discounted locked token positions. We may also utilize equity or convertible debt issuances to support treasury growth when management determines such issuances are in the best interests of its shareholders. As of March 31, 2026, we held liquid and locked SOL tokens of approximately 1,383,079 and 978,852, respectively.

We also operate as a brand owner specializing in the development, manufacturing, and distribution of consumer products.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended June 30, 2025.

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2026 and 2025, which are included herein.

	Three Months Ended March 31,
	2026	2025	Change
Revenue	$1,050,667	$3,160,480	$(2,109,813)
Digital asset revenue	3,506,432	-	3,506,432
Cost of revenue	206,365	1,601,374	(1,395,009)
Sales and marketing expenses	553,300	1,039,299	(485,999)
Distribution costs	588,652	990,049	(401,397)
General and administrative expenses	4,931,678	2,642,654	2,289,024
Unrealized loss on digital assets	92,307,488	5,268	92,302,220
Realized loss on digital asset revenue conversion to USD	1,887,472	-	1,887,472
Realized loss on sale of digital assets	6,773,418	-	6,773,418
Other operating expenses	4,094,993	469,069	3,625,924
Other expenses	2,557,563	244,427	2,313,136
Net loss	$(109,343,830)	$(3,831,660)	$(105,512,170)

Revenue declined by approximately $2.1 million, or 66.8%, as compared with the same period last year, primarily due to the Company’s shift away from legacy health, wellness and other consumer-product lines and the exit of certain manufacturing and distribution operations. Management’s focus is on the digital asset strategy and resources are allocated accordingly. We do not expect significant increases to these revenue sources in future quarters.

Digital asset revenue increased by approximately $3.5 million as compared with the same period last year as the Company began its investments in digital assets toward the end of fiscal year 2025. The Company earns staking revenue by delegating its digital assets to third-party validators on proof-of-stake blockchain networks. The digital asset revenue is expected to increase as the number of SOL tokens the Company has staked increases, the overall increase in the price of SOL and the Company’s continued expansion of its digital asset strategy.

Cost of revenue decreased by approximately $1.4 million, or 87.1%, as compared with the same period last year. The gross margin was approximately 80.4% and 49.3% for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately 31%, as compared with the same period last year, mainly due to the elimination of the manufacturing and distribution operations.

Sales and marketing expenses decreased by approximately $0.5 million, or 46.8%, as compared with the same period last year. Management expects the sales and marketing expenses to significantly decline, quarter over quarter for the remainder of the year as less marketing expenses are spent on the remaining products and several of the fixed sales and marketing expenses have been eliminated.

Distribution costs decreased by approximately $0.4 million, or 40.5%, as compared with the same period last year. The decrease in distribution costs was primarily related to the overall decline in revenue and is expected to continue to decline for the remainder of the year.

General and administrative expenses increased approximately $2.3 million, or 86.6%, as compared with the same period last year. The increase is mainly a result of expenses in connection with the change in the business strategy to hold digital assets as parts of its treasury. The increase was primarily due to the $0.3 million increase in public company expenses, $0.3 million increase in professional fees and the $2.1 million increase in compensation to employees.

Unrealized losses on digital assets increased by approximately $92.3 million as the Company began its investments in digital assets toward the end of fiscal year 2025. The changes mainly result from the price changes on SOL over the recorded cost of SOL during the three months ended March 31, 2026. There was a minimal amount of digital asset activity during the same period one year ago.

Realized losses on digital asset revenue converted into USD increased by approximately $1.9 million as the Company began its investments in digital assets toward the end of fiscal year 2025 and there was no staking revenue converted into USD in the prior period. The losses were a result of the price changes on SOL from the period the digital assets were recorded as staking revenue and the price the staking revenue was converted into USD during the three months ended March 31, 2026. The digital assets sales are recorded on a first in first out basis.

Realized loss on sale of digital assets increased by approximately $6.8 million as the Company began its investments in digital assets toward the end of fiscal year 2025 and there was no digital assets sold in the prior period.

Other operating expenses increased by approximately $3.6 million as compared with the same period last year. The increase was primarily due to increased stock compensation of approximately $3.5 million.

Other expenses increased by approximately $2.3 million as compared with the same period last year. The increase was primarily due to increased debt used in the purchase of SOL for the digital asset treasury.

	Nine Months Ended March 31,
	2026	2025	Change
Revenue	$7,115,322	$11,522,487	$(4,407,165)
Digital asset revenue	14,733,562	-	14,733,562
Cost of revenue	2,503,991	4,059,207	(1,555,216)
Sales and marketing expenses	2,536,696	3,030,687	(493,991)
Distribution costs	2,400,449	3,722,196	(1,321,747)
General and administrative expenses	19,711,672	5,558,934	14,152,738
Unrealized loss on digital assets	178,806,383	5,268	178,801,115
Realized loss on digital asset revenue conversion to USD	2,229,071	-	2,229,071
Realized loss on sale of digital assets	6,773,418	-	6,773,418
Other operating expenses	19,883,023	1,141,792	18,741,231
Other expenses	8,524,819	762,950	7,761,869
Net loss	$(221,520,638)	$(6,758,547)	$(214,762,091)

Revenue declined by approximately $4.4 million, or 38.2%, as compared with the same period last year, primarily due to the Company’s shift away from legacy health, wellness and other consumer-product lines and the exit of certain manufacturing and distribution operations. Management’s focus is on the digital asset strategy and resources are allocated accordingly. We do not expect significant increases to these revenue sources in future periods.

Digital asset revenue increased by approximately $14.7 million as compared with the same period last year as the Company began its investments in digital assets toward the end of fiscal year 2025. The Company earns staking revenue by delegating its digital assets to third-party validators on proof-of-stake blockchain networks. The digital asset revenue is expected to increase as the number of SOL tokens the Company has staked increases, the overall increase in the price of SOL and the Company’s continued expansion of its digital asset strategy.

Cost of revenue decreased by approximately $1.6 million, or 38.3%, as compared with the same period last year. The gross margin was approximately 64.8% for the nine months ended March 31, 2026 and 2025.

Sales and marketing expenses decreased marginally by approximately $0.5 million, or 16.3%, compared with the same period last year. Management expects the sales and marketing expenses to significantly decline, quarter over quarter for the remainder of the year as less marketing expenses are spent on the remaining products and several of the fixed sales and marketing expenses have been eliminated.

Distribution costs decreased by approximately $1.3 million, or 35.5%, as compared with the same period last year. The decrease in distribution costs was primarily related to the overall decline in revenue and is expected to continue to decline for the remainder of the year.

General and administrative expenses increased approximately $14.2 million, or 254.6%, as compared with the same period last year. The increase is mainly a result of expenses in connection with the change in the business strategy to hold digital assets as parts of its treasury. The increase was primarily due to the $4.2 million increase in public company expenses, $0.7 million increase in professional fees, $1.8 million in digital asset treasury fees, $0.9 million in travel related expenses and $6.7 million increase in compensation to employees.

Unrealized losses on digital assets increased by approximately $178.8 million as the Company began its investments in digital assets toward the end of fiscal year 2025. The changes mainly result from the price changes on SOL over the recorded cost of SOL during the nine months ended March 31, 2026.

Realized losses on digital asset revenue converted into USD increased by approximately $2.2 million as the Company began its investments in digital assets toward the end of fiscal year 2025 and there was no staking revenue converted into USD in the prior period. The losses were a result of the price changes on SOL from the period the digital assets were recorded as staking revenue and the price the staking revenue was converted into USD during the nine months ended March 31, 2026. The digital assets sales are recorded on a first in first out basis.

Realized loss on sale of digital assets increased by approximately $6.8 million as the Company began its investments in digital assets toward the end of fiscal year 2025 and there was no digital assets sold in the prior period.

Other operating expenses increased by approximately $18.7 million as compared with the same period last year. The increase was primarily due to increased stock-based compensation of approximately $12.6 million related to restricted stock units, $4.7 million increased stock-based compensation related to the warrants for the asset management agreement, $1.8 million in digital asset service fees, and $1.6 million impairment of assets from manufacturing shutdown.

Other expenses increased by approximately $7.8 million as compared with the same period last year. The increase was primarily due to increased interest expense for the debt used in the purchase of SOL for the digital asset treasury and partially offset by gains from cash management.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2026	As of June 30, 2025
Current assets	$121,804,457	$56,778,043
Current liabilities	70,823,719	32,563,906
Working capital	$50,980,738	$24,214,137

Cash Flows

	Nine Months Ended March 31,
	2026	2025
Cash flows used in operating activities	$(17,238,530)	$(4,137,346)
Cash flows (used in) provided by investing activities	(28,951,190)	5,757,517
Cash flows provided by (used in) financing activities	46,697,417	(2,051,194)
Net change in cash during the period	$507,697	$(431,023)

On March 31, 2026, the Company had cash of approximately $3.5 million, an increase of approximately $0.5 million from June 30, 2025. The primary changes resulted from financing obtained to implement and grow the Company’s digital asset strategy.

Net cash flows used in operating activities was approximately $17.2 million for the nine months ended March 31, 2026, as compared to net cash flows used in operating activities of approximately $4.1 million for the nine months ended March 31, 2025. The approximately $221.5 million dollar net loss from operations was offset by approximately $178.8 million in unrealized losses on digital assets, net digital asset revenue not converted to USD of approximately $5.7 million, realized loss on sale of digital assets of approximately $6.8 million, loan amortization costs of approximately 2.7 million, the impairment of assets from the manufacturing shutdown of approximately $1.4 million and stock compensation expense of approximately $18.0 million and offset by approximately $1.3 million gain on the extinguishment of debt. The changes in assets and liabilities used approximately 2.9 million. Various costs were incurred in connection with beginning, implementing, and growing the Company’s digital asset strategy and are expected to continue.

Net cash flows used in investing activities was approximately $29.0 million for the nine months ended March 31, 2026, as compared to net cash flows provided by investing activities of approximately $5.8 million for the nine months ended March 31, 2025. The primary use of funds was on the acquisitions of SOL for the digital assets treasury during the nine months ended March 31, 2026. In the nine months ended March 31, 2025, the primary driver was the cash collected in connection with the sale of a building and the collection of the purchase price for E-core.

Net cash flows provided by financing activities was approximately $46.7 million for the nine months ended March 31, 2026, as compared to net cash flows used in financing activities of approximately $2.1 million for the nine months ended March 31, 2025. The primary driver of the change was the financing obtained from a capital raise occurring in each of July 2025 and November 2025 for purposes of executing the Company’s digital asset strategy in the nine months ended March 31, 2026. This capital raise was offset by the expenses incurred for the capital raise and the expenses incurred for the convertible note obtained in a swap transaction for SOL Other notable drivers include the exercise of warrants that provided cash of approximately $0.1 million and cash used for common stock repurchases of approximately $2.8 million. In the nine months ended March 31, 2025, the primary driver of cash used in financing activities was the payment on a note in connection with the sale of a building.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation, and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties are subject, which would reasonably be likely to have a material adverse effect on the Company, other than the following:

•

On November 26, 2025, Upexi, Inc. filed for arbitration against GSR Strategies LLC (“GSR”). The case is presently in active arbitration and is styled Upexi, Inc. v. GSR Strategies LLC, American Arbitration Association. The action stems from an Asset Management Agreement entered between Upexi and GSR effective April 23, 2025 (the “AMA”) and principally relates to the rights and obligations of the parties under the AMA, which was terminated by GSR effective December 26, 2025. Upexi seeks an award concluding the AMA be held void ab initio various declaratory judgments regarding Upexi’s rights under the AMA, and damages related to GSR’s breaches of the AMA. GSR has asserted counterclaims seeking monetary damages and indemnification. Upexi is vigorously prosecuting its claims and defending against all counterclaims by GSR.

•

On or about April 7, 2025, Bloomios, Inc., Infused Confections, LLC and Infusionz, LLC (collectively, the “Plaintiffs”), filed an action against the Company and each of its executive officers and directors, and Grove, Inc., which is the Company’s prior name. The action stems from Bloomios’ acquisition of Infusionz from the Company in October 2022. The Plaintiffs’ claims allege fraud, misrepresentation, and breach of contract, among other claims, and are seeking damages in an unspecified amount, plus punitive damages, and unspecified declaratory relief. The Company considers the action baseless. The Company was successful in obtaining the dismissal of individual Board members from this action and filed counterclaims for the approximately $19.5 million the Plaintiffs owe the Company from the transaction. The Company intends to seek reimbursement of all attorneys’ fees as a result of the false statements made by the Plaintiffs in the complaint. Discovery in this matter is ongoing.

•

On December 20, 2024 MVW Holdings filed a lawsuit against E-Core Technology, Inc. and named the Company as a defendant in a trade-dress lawsuit involving limited versions of products sold by E-Core. While E-Core Technology, Inc. is no longer owned by the Company, MVW continues to pursue claims against the Company and the case is in the fact-discovery phase.

•

On September 6, 2024, Eric Hanig filed suit against the Company and Cygnet Online, LLC in state court in Nevada for an alleged failure to pay $300,000 pursuant to a Letter Agreement. The Company denies all claims and filed counterclaims against Eric Hanig for fraudulently inducing it to enter into the Letter Agreement and for absconding with the balance of Cygnet Online, LLC’s bank account. The discovery phase of litigation is complete and the Company intends to file a motion for summary judgment.

•

On March 14, 2024, Get Fit Fast Supplements, LLC, filed for arbitration against Cygnet Online, LLC, and Eric Hanig. The case is presently in active arbitration and is styled Get Fit Fast Supplements, LLC v. Cygnet Online, LLC, et al., American Arbitration Association Case No. 01-24-0003-1085. The foregoing action, and related actions that have been combined in the same arbitration, are principally a series of breach of contract and fraud cases related to the rights and obligations of the parties under the various transaction documents associated with the acquisition by the Company of Cygnet Online, LLC, and the acquisition, prior thereto, by Cygnet Online, LLC of Get Fit Fast Supplements, LLC. The parties are seeking monetary damages in their various claims and counterclaims against one another. The Company, on behalf of Cygnet, is vigorously defending all claims made against Cygnet in the arbitration. The Company is not a party to this arbitration. On March 17, 2026, the panel issued its final award. The panel ruled in favor of Cygnet on all claims brought against it and ruled in favor of Cygnet on its breach of contract claim against Get Fit Fast Supplements, LLC. The panel awarded Cygnet approximately $0.4 million in damages.

Other than the foregoing, the Company is not involved in any pending legal proceeding or litigation, and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of its properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A. Risk Factors

As a “smaller reporting company”, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth our market repurchases of common stock during the quarter ended March 31, 2026.

	Number of Shares Repurchased	Average Price per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Yet to Be Repurchased Under the Plans or Programs
Stock Repurchases
Quarter Ended March 31, 2026
January 1, 2026 to January 31, 2026	-	$-	-	$49,200,718
February 1, 2026 to February 28, 2026	1,637,500	0.76	1,637,500	47,954,267
March 1, 2026 to March 31, 2026	840,561	0.87	840,561	47,226,036
For the Three Months Ended March 31, 2026	2,478,061	$0.80	2,478,061	$47,226,036

On January 9, 2026, the Company issued secured convertible notes in the original principal amount of approximately $36.0 million, convertible into 15,046,851 shares of common stock at $2.39 per share.

All of the securities issued by the Company were issued pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws. None of the foregoing securities as well as common stock issuable upon conversion or exercise of such securities, have been registered under the Securities Act or any other applicable laws. For more information regarding securities issued, see the Liquidity and Capital Resources section to our Unaudited Condensed Consolidated Financial Statements included herein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) Corporate Governance

During the period covered by this Quarterly Report on Form 10-Q, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

(c) Insider Trading Arrangements and Policies

For the period ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

UPEXI, INC.

Dated: May 12, 2026	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2026	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

