Form 10-K
period 2026-06-30
UPEXI, INC.
filed 2026-09-17
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $101.2 million, based upon the closing sale price of such stock on the Nasdaq Capital Market. The registrant has no non-voting common equity.

As of September 15, 2026, the registrant had 82,102,474 shares of common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 Upexi, Inc.

Form 10-K

For the Fiscal Year Ended June 30, 2026

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

PART I

Item 1. Business

General Overview

As used in this Annual Report and unless otherwise indicated, the terms “we”, “us”, “our”, “Upexi”, and the “Company” mean Upexi, Inc., a Delaware corporation, originally formed as a Nevada corporation in September of 2018. The Company conducts its operations through its subsidiaries, which may change from time to time as a result of acquisitions, dispositions, and other corporate activities.

Description of Business

Our Company

We are in the cryptocurrency industry and the management of cash assets through a cryptocurrency portfolio, primarily focused in Solana tokens and generating a yield from the treasury, primarily through staking of those tokens. We continue to be brand owners, selling our products wholesale and direct to consumers. Distribution and fulfillment of our products is done by a third-party specializing in these services.

Our Solana Treasury Strategy

Early in 2025, we updated and modified our cash management and treasury strategy to include holding digital currency assets directly on our balance sheet. This was a shift from before when we held excess cash primarily in FDIC-insured interest-bearing accounts. The change to adopt this strategy results from our intention to obtain the highest yield on excess cash and benefit from potential price appreciation. Under our new approach, our treasury policy focuses primarily on Solana (“SOL”). The approach involves applying a public-market treasury model to an asset that is considered earlier in its lifecycle than Bitcoin with respect to development, usage, and institutional adoption. Management will focus its resources on this digital asset strategy and a significant portion of the balance sheet will be allocated to holding Solana in the Company’s digital asset treasury. We will stake the vast majority of the Solana in our treasury to earn a staking yield and turn the treasury into a productive asset. Currently we are staking approximately 95% of our SOL treasury, and intend to maintain a similar or higher percentage going forward.

Our treasury is intended to bring value to our shareholders in these ways:

•

We plan to utilize intelligent capital markets issuance - including the issuance of equity, convertible debt, and/or other instruments - where we may issue capital in an accretive fashion for the benefit of shareholders to purchase and hold more Solana.

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

Our Staking Program

Pursuant to our treasury strategy, we will use our SOL in the treasury to generate a return through various opportunities with the most significant portion being allocated to our Staking Program. We will utilize several validators in the Staking Program to reduce our risk with a single validator and maximize the overall yield from the Staking Program. These Validators are scrutinized through our due diligence program and are initially only given a small amount of SOL for the Company to be able to verify the expected performance and yield, and to ensure that the validator should be included in our future allocation of SOL to validators. Management evaluates the validators on a routine basis around performance, yield, and economics, and makes monthly adjustments on the overall allocation of the SOL in the treasury based on our evaluation. Currently we have approximately 95% of our SOL treasury staked and expect to maintain this level in the future.

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

Treasury Management

Management routinely evaluates the treasury assets, the Company’s excess cash and the treasury operational performance. Based on these meetings, management determines excess cash to be allocated for the purchase of SOL, the allocation of the SOL treasury to staking, the allocation of SOL staked with each validator, and any SOL allocated to opportunities other than staking to improve the overall yield of the treasury. Management also evaluates the overall risk tolerance of the treasury and will take steps to reduce or eliminate that risk, such as the re-allocation of SOL staked to avoid a single point of failure.

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

Liquidity Management

The Company’s Staking Program involves the temporary loss of the ability to transfer, assign a new validator or otherwise dispose of the SOL. Under normal conditions, the Company will regain complete control over its unstaked SOL within two days of initiating the unstaking. However, there can be no guarantee that such process will result in the Company regaining complete control of its SOL in time to satisfy its current obligations. We maintain a certain amount of unstaked liquid SOL in the treasury, classified as current digital assets at fair value and a certain amount of cash to ensure that the Company is able to satisfy its current obligations.

How We Earn Staking Rewards

To earn staking rewards, we delegate our SOL that is deposited within our custodian to leading Solana validators via Solana’s in-protocol delegation system. This means we delegate our SOL tokens to a validator’s vote account, while our tokens stay within our custodian’s control. We utilize native staking only, and stake to top validators who have demonstrated a track record of high performance, high yield generation, and attractive delegator economics. We use multiple validators to both maximize the return on our Solana treasury and to mitigate the risk of having only one or two validators for our treasury staking.

SOL and the Solana Network

SOL is a digital asset that is created and transmitted through the operations of the peer-to-peer Solana network (the “Solana blockchain” or “Solana network”), which is a decentralized network of computers operating the implementation of the Solana protocol. While certain entities such as Solana Labs, Inc. and the Solana Foundation have influence over the Solana network’s development and governance (which was particularly true during the network’s early years), no single entity owns or operates the Solana network, the infrastructure of which is collectively maintained by a decentralized user base. The Solana network allows the creation and exchange of tokens, including SOL, which are recorded on the Solana network. SOL can be used to pay for goods and services, including to sending a transaction on the Solana network, or it can be swapped for other tokens or converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions under a market-based system. Furthermore, the Solana network allows users to write and implement general purpose code known as smart contracts or programs that create decentralized applications, and for users to openly interact with said decentralized applications. Using programs, users can create decentralized applications covering a variety of categories and subsectors, including borrow/lend protocols, decentralized exchanges, social applications, web3 gaming, tokenized assets, AI agents, decentralized physical infrastructure networks, and many more. As such, the Solana network expands blockchain use well beyond just a peer-to-peer money system.

The Solana protocol introduced the proof-of-history timestamping mechanism. Proof-of-history is not a consensus mechanism, but a cryptographic clock that enables greater organization without extensive communication, thereby increasing throughput. Proof-of-history enables leaders to know when it’s their turn to produce a block, rather than requiring the entire network to first come to an agreement on the prior block before the leader can begin their work. Solana is expected to undergo it's Alpenglow upgrade in late 2026, which will remove proof-of-history from Solana's consensus mechanism.

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

Each user has his own key pair that is stored in such software, like a wallet. To receive SOL in a peer-to-peer transaction, the SOL recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the SOL. The recipient, however, does not make public or provide to the sender its private key (though the network can still verify the validity of the signature - i.e. that it was signed by the holder of the private key - using cryptography). With cold storage, our Custodian maintains all of the private keys.

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

Validators are typically professional operations that design and build dedicated machines and data centers, including “clusters,” which are groups of validators that act cohesively and combine their processing to confirm transactions. When a validator confirms a transaction, the validator and any associated stakers receive a fee. During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or “MEV.” For example, in blockchain networks that facilitate DeFi protocols, such as the Solana network, users may attempt to gain an advantage over other users by offering greater transaction fees.

Validators generally face less public-mempool MEV on Solana because, unlike Ethereum, Solana does not broadcast pending transactions through a globally visible mempool before they are included in a block.

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

How We Purchase or Sell Digital Assets

Our management team reviews the Company’s short-term obligations and excess cash available to dedicate to the Treasury Strategy. When it is determined that the Company has excess cash available to dedicate to the Treasury Strategy, we deploy that capital into one of our custodians and through acquisition strategies with the custodians. We acquire the SOL over several days or weeks to maximize the number of SOL that is acquired with the capital deployed. If it is determined that the treasury needs to liquidate part of its SOL, the same process of selling the SOL into the market would be used.

Use of Custodians and Storage of SOL Tokens

We do not self-custody and only utilize third-party qualified custodians to hold our Solana. We use qualified custodians that utilize risk management and operational best practices around items like hot vs. cold storage, access controls, custody technology, insurance, etc. Our primary custodian is BitGo Trust Company, Inc. (“BitGo”). We also maintain a custodial relationship with Coinbase, Inc. and a few other custodians.

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

Our primary custodian is currently BitGo Bank & Trust, National Association, a national banking association chartered under the laws of the United States (“BitGo”), authorized by the Office of the Comptroller of the Currency (OCC), which is federally regulated. On May 1, 2025, we entered into a Custodial Services Agreement with BitGo (the “BitGo Agreement”) to hold our digital currency. The term of the BitGo Agreement is for one year with successive one-year renewals unless prior notice of non-renewal is given by either party. The Company pays BitGo a monthly digital asset storage fee based upon the market value of the assets in storage, plus $500. The BitGo Agreement is terminable by either the Company or BitGo on thirty days’ notice as a result of a breach of the Agreement and may be suspended by BitGo if the Company violates the intended use of the account or due to a change in the applicable law, litigation or bankruptcy.

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

BitGo maintains a $250,000,000 policy against loss, theft, and misuse. On June 30, 2026, we have approximately $165,300,682 of treasury value at BitGo, based on the SOL price of $73.52 per token. Coinbase has an insurance policy for any cash held in the account of $250,000. We currently do not have a material amount of cash or SOL held at Coinbase. If there was a major event resulting in a significant loss of assets held at our custodians, these policies are unlikely adequate to fully cover the loss of our assets held at the custodian.

Solana, as with all digital assets, can be highly volatile. Management reviews the account balances and the total value held with a custodian to allocate the Company’s holdings between multiple accounts and custodians to mitigate risk. We do not use self-storage for any of the SOL treasury assets.

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

The Custodians hold a majority of SOL in cold storage and provides a user interface for the Company to manage the allocation of SOL between cold and hot storage for the wallets. The Company maintains more than 95% of its SOL treasury in cold wallets.

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

All of our Custodians have SOC type 2 reports that the Company has reviewed and we get regular bridge reports from our Custodians to help ensure the controls are being maintained. Our Custodians maintain their own insurance policies to cover our loss, which is in addition to the policies that we maintain ourselves. We currently have three qualified Custodians that we have approved for our treasury use.

The Company is charged for storage fees, staking fees and transaction fees for services specifically requested by the Company or the Asset Management Company. Except as set forth above, the contract terms of the agreements are typically for one to three years and can be terminated upon 30-day notice and payment of all fees due and one month of additional fees.

SOL - the Token of the Solana Blockchain

Solana (SOL) is the native token of the Solana blockchain. According to Solana Compass - a popular website covering the Solana ecosystem that also runs a Solana validator - Solana was created with an initial supply of 500m SOL, though much of the initial supply was locked or earmarked for various use cases such as for the community, investors, foundation, team, etc. New Solana tokens are brought into existence primarily through inflationary rewards distributed to validators (and delegators). Solana currently has a total supply of 633.5m SOL, a circulating supply of 585.4m, and no maximum supply. The Solana staking yield is made up of three primary components: inflationary rewards, transaction/priority fees, and maximal extractable value (MEV). Inflationary rewards started out at 8.0%, currently sit at 3.7%, and will fall 15% every epoch-year (30% every epoch-year once the recently passed SIMD-0550 is implemented) until it reaches a long-term floor of 1.5%. There is currently 18.5m locked SOL, representing 2.9% of the total SOL supply with various vesting schedules. Historically, 50% of all transaction fees were burned (with the other 50% going to the validator), but now all transaction fees go to the validator after the passage and adoption of Solana Improvement Document 96 (SIMD-96).

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

Asset Management Agreement

On April 23, 2025, the Company entered into an Asset Management Agreement (the “Asset Management Agreement”) with GSR Strategies LLC (the “Asset Manager”), pursuant to which the Asset Manager was to provide discretionary investment management services with respect to certain defined assets (the “Account Assets”). According to the Asset Management Agreement, the Asset Manager was to invest the Account Assets principally with a long-only strategy primarily in Solana, including staking (and restaking) Solana to improve returns (the “SOL Treasury Strategy”).

The Company would pay the Asset Manager an asset-based fee (the “Asset-based Fee”) equal to 1.75% per annum, of the assets under the Asset Manager’s management, which was calculated and paid in advance as of the first business day of each calendar month, as determined by the Asset Manager in a commercially reasonable manner and in good faith, by reference to, where applicable, available prices on Coinbase as of 12:00 UTC on such day. For any asset prices not available on Coinbase, the Asset Manager was required to determine the value of such assets in a commercially reasonable manner and in good faith by reference to reputable industry sources.

As compensation for services rendered by the Asset Manager, the Company issued warrants (the “GSR Warrants”) to the Asset Manager to purchase 2,192,982 shares of common stock at various prices per share of common stock as follows: (i) 877,193 shares of common stock at an exercise price of $2.28 per share of common stock; (ii) 438,596 shares of common stock at an exercise price of $3.42 per share of common stock; (iii) 438,596 shares of common stock at an exercise price of $4.56 per share of common stock; (iv) 438,597 shares of common stock at an exercise price of $5.70 per share of common stock.

Based on the Asset Manager’s numerous, continuing, defaults under the Asset Management Agreement, and failure to address same, on October 3, 2025, the Company served a notice of default and potential termination of the Asset Management Agreement on the Asset Manager. In response, on October 27, 2025, the Asset Manager provided the Company notice that it believed the Company had defaulted under the Asset Management Agreement. The Company disputes the Asset Manager’s allegations and disputes that it has defaulted under the Asset Management Agreement. As such, on November 26, 2025, the Company filed an arbitration demand, instituting an arbitration proceeding against the Asset Manager with respect to the Asset Management Agreement (the “Arbitration”). On December 30, 2025, the Asset Manager filed counterclaims in the Arbitration asserting certain damages. The Company intends to vigorously defend against these counterclaims.

As a result of the termination of the Company’s Asset Management Agreement, the Company expensed all remaining unamortized costs associated with the GSR Warrants granted to the Asset Manager, which was approximately $4.7 million for the year ended June 30, 2026. These expenses are included within Stock-based compensation in the Consolidated Statements of Operations

The Brands

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

June 2021 - Upexi, Inc. became a listed company on the NASDAQ stock exchange.

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

April 2022 - The Company purchased 55% of Cygnet Online, LLC, a Delaware limited liability company (“Cygnet”). Cygnet operates a warehouse and distribution center for the management of day-to-day operations for product liquidation through Amazon and other on-line resellers.

August 2022 - The Company purchased the assets to the brand LuckyTail. The acquisition of LuckyTail provided the Company with a foothold in the pet care industry and a strong presence on Amazon and its eCommerce store, offering nutritional and grooming products domestically and internationally.

October 2022 - The Company purchased E-Core Technology, Inc. d/b/a New England Technology, Inc. (“E-Core”), a Florida corporation. E-Core distributes non-owned branded products to national retail distributors and has branded products in the toy industry that E-Core sells direct to consumers through online sales channels and to national retail distributors.

October 2022 - The Company sold all rights to Infusionz brands and the manufacturing of certain private label business. Infusionz was originally purchased by the Company in July of 2020.

July 2023 - The Company notified the buyer of the Infusionz brands and the manufacturing business of the defaults and notified the buyer that all obligations and undertakings to the buyer are terminated. The Company started manufacturing again for brands owned by the Company to ensure there was no interruption to the supply chain of the products.

August 2023 - The Company purchased the remaining ownership of Cygnet.

August 2023 - The Company sold one hundred percent (100%) of the issued and outstanding equity of its wholly owned subsidiary Interactive Offers, LLC.

May 2024 - The Company sold its equity interest in the wholly owned subsidiary VitaMedica, a Nevada corporation.

June 2024 - The Company sold its equity interest in the wholly owned subsidiary E-Core Technology, Inc. d/b/a New England Technology, Inc. a Florida corporation.

January 2025 - The Company announced intention of investments into cryptocurrency.

April 2025 - The Company consummated a $100 million private placement offering and used the net proceeds from the offering to fund its treasury strategy.

July 2025 - The Company consummated a $50 million private placement offering and a $151.2 million convertible note offering in consideration for the exchange of Solana to continue to build its SOL treasury strategy.

December 2025 - The Company decided on a course of action to shut down certain manufacturing and distribution centers supporting the Company’s health and wellness products, including those products manufactured with hemp ingredients and certain related distribution operations, which it completed during February 2026.

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

Depending on the regulatory characterization of Solana, the markets for cryptocurrency in general, and our activities in particular, our business and our Solana acquisition strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our Solana strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

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

Our Products

Upexi is a brand owner specializing in the development and distribution of consumer products. We reach consumers through our direct-to-consumer network, wholesale partnerships, and major third-party platforms like Amazon.

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

Our Competitive Strengths

We attribute our success to our consumer products by reducing costs at each phase of the process from manufacturing to order fulfillment.

Our primary sales channel is our eCommerce site, and our marketing team is led by an expert in online direct to consumer sales as she has been with the brand since its inception.

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

Employees

The Company has 10 full-time employees as of June 30, 2026 working out of its headquarters in Tampa, Florida or individuals’ home-based offices.

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

The Company was incorporated on September 5, 2018, and only commenced operations thereafter. Moreover, the Company only shifted to a digital asset treasury strategy, our principal business, in April 2025. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties, and we cannot assure you that the Company will achieve or sustain profitability in the future.

The Company’s prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including our success in attracting and retaining motivated and qualified personnel, our ability to establish short-term credit lines or obtain financing from other sources, our ability to develop and market new products, our ability to control costs, and general economic conditions. We cannot assure you that the Company will successfully address any of these risks. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

As we continue to grow our business and develop products, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. The Company expects its growth to place a substantial strain on its managerial, operational, and financial resources. The Company cannot assure that it will be able to effectively manage the expansion of its operations, or that its facilities, systems, procedures, or controls will be adequate to support its operations. The Company’s inability to manage future growth effectively would have a material adverse effect on its business, financial condition, and results of operations.

Our management may not be able to control costs in an effective or timely manner.

The Company’s management has made reasonable efforts to assess, predict, and control costs and expenses. However, the Company only has a brief operating history upon which to base those efforts. Implementing our business plan may require more employees, capital equipment, supplies or other expenditure items than management has predicted. Likewise, the cost of compensating employees and consultants or other operating costs may be higher than management’s estimates, which could lead to sustained losses.

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

We are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited consolidated financial statements to stockholders will cause our expenses to be higher than they would have if we had remained privately held. In addition, it may be time-consuming, difficult, and costly for us to develop and implement the corporate governance requirements, internal controls and reporting procedures required by the federal securities laws. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations. We may need to hire additional financial reporting, internal controls, and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

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

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-party contractors, including our manufacturers and logistics providers, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Similarly, we rely upon distributors, resellers, and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways.

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

Our failure to meet the continuing listing requirements of the NASDAQ Capital Market could result in a delisting of our securities.

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

Although we do not currently satisfy the stockholders' equity requirement of Rule 5550(b)(1), we believe we are in compliance with Nasdaq's continued listing requirements because we satisfy the alternative Market Value of Listed Securities Standard set forth in Rule 5550(b)(2), which requires a minimum market value of listed securities of at least $35,000,000. As of September 8, 2026, the market value of our listed securities was approximately $85.0 million. A company listed on The Nasdaq Capital Market must meet at least one of the three standards set forth in Rule 5550(b) - the Equity Standard, the Market Value of Listed Securities Standard, or the Net Income Standard - in addition to the other continued listing requirements under Rule 5550(a).

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition, and operating results.

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

We are eligible to be treated as a “smaller reporting company” within the meaning of the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

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

After we are no longer an “smaller reporting company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating to Our Business and Industry

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in a highly competitive environment. Our competition includes all other companies that are in the business of producing or distributing hemp-based products for personal use or consumption. Many of our competitors have greater resources that may enable them to compete more effectively than us in the CBD industry. Some of our competitors have a longer operating history and greater capital resources, facilities, and product line diversity, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. The Company expects to face additional competition from existing competitors and new market entrants. If a significant number of new entrants enter the market in the near term, the Company may experience increased competition for market share and may experience downward pricing pressure on the Company’s products as new entrants increase production. Such competition may cause us to encounter difficulties in generating revenues and market share, and in positioning our products in the market. If we are unable to successfully compete with existing companies and new entrants to the market, our lack of competitive advantage will have a negative impact on our business and financial condition.

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

We expect to grow by acquiring relevant businesses. The consummation and integration of any acquired business, product or other assets into our Company may be complex and time consuming and, if such businesses and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings, or growth opportunities. Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated, expose our Company to increased competition or other challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, technology or other asset or arrangement.

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

We sell our products through a network of independent distributors. Independent distributors are independent contractors who operate their own business separately and apart from the Company. We may not be able to control certain aspects of our distributors’ activities that may impact our business. If local laws and regulations, or the interpretation thereof, change and require us to treat our independent distributors as employees, or if our independent distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including employment-related taxes and penalties, which could have a material adverse effect on our financial condition and results of operations. In addition, there is the possibility that some jurisdictions may seek to hold us responsible for false product or earnings-related claims due to the actions of our independent distributors. Liability for any of these issues could have a material adverse effect on our business, financial condition, and results of operations.

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

The introduction of a government-issued digital currency could eliminate or reduce the need or demand for private-sector issued cryptocurrencies or significantly limit their utility. National governments around the world could introduce CBDCs, which could in turn limit the size of the market opportunity for cryptocurrencies, including Solana.

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

We have also adapted our process for analyzing the U.S. federal securities law status of Solana and other cryptocurrencies over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that Solana is not a “security” is premised, among other reasons, on our conclusion Solana does not meet the elements of the Howey test. Among the reasons for our conclusion that Solana is not a security is that holders of Solana do not have a reasonable expectation of profits from our efforts in respect of their holding of Solana. Also, Solana ownership does not convey the right to receive any interest, rewards, or other returns.

We acknowledge, however, that the SEC, a federal court, or another relevant entity could take a different view. The regulatory treatment of Solana is such that it has drawn significant attention from legislative and regulatory bodies, in particular the SEC which has previously stated it deemed Solana a security. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that Solana, or any other digital asset we might hold is a “security.” As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if Solana was determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition, and prospects.

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

Since our formation, we have been a brand owner specializing in the development, manufacturing and distribution of consumer products. Recently, we have begun focusing on pursuing opportunities to expand our portfolio into coins, digital assets and M&A in the fintech space. With respect to Section 3(a)(1)(A), we hold an amount of Solana which exceeds 40% of our total assets. Since we believe Solana is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the 1940 Act.

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

Fluctuations in the price of Solana may significantly influence the market price of our common stock.

To the extent investors view the value of our common stock as linked to the value or change in the value of our Solana treasury, fluctuations in the price of Solana may significantly influence the market price of our common stock. Solana is a highly volatile asset that has traded as low as $60 and as high as $253 in the 12 months preceding the date of this Annual Report. The impact of our Solana treasury on our financial results and the market price of our common stock is likely to increase as we increase our overall holdings of our Solana treasury in the future.

A significant decrease in the market value of our Solana could adversely affect our ability to satisfy our financial obligations.

As part of our Solana treasury strategy, we expect to incur or continue to incur additional indebtedness and fixed charges. We do not expect our consumer products business to generate sufficient cash flow from operations to satisfy our financial obligations over the next twelve months. In such a case, we intend to fund our obligations using cash proceeds from equity or debt financings. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our Solana treasury holdings, investor sentiment and the general public perception of Solana, our strategy and our value proposition. Accordingly, a significant decline in the market value of our Solana treasury holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations, including our debt and cash dividend obligations. These risks could materialize at times when Solana is trading below its value on our most recent balance sheet or our cost basis.

As Solana constitutes the vast bulk of assets on our balance sheet, if we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell Solana to satisfy our financial obligations, and we may be required to make such sales at prices below our cost basis or that are otherwise generally unfavorable. Any such sale of Solana may have a material adverse effect on our operating results and financial condition, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our Solana holdings in amounts and at prices sufficient to satisfy our financial obligations, including our debt service, could cause us to default under such obligations. Any default on our current or future indebtedness could have a material adverse effect on our financial condition.

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

Historically, the crypto markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets; relative anonymity; a developing regulatory landscape; potential susceptibility to market abuse and manipulation; compliance and internal control failures at exchanges; and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Solana at favorable prices or at all. Further, Solana which we hold with our custodians does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If we are unable to sell our Solana, enter into additional capital raising transactions using Solana as collateral, or otherwise generate funds using our Solana holdings, or if we are forced to sell our Solana at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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

If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Solana network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the SOL blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the shares:

•

Over the past several years, digital asset validating operations have evolved from individual users validating with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset validating operations are not sufficiently high, digital asset validators are more likely to immediately sell digital assets earned by validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

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

•

During the course of the block validation processes, validators exercise the discretion to select bundles of transactions within a block. Beyond the standard block reward and transaction fees, validators have the ability to extract what is known as Maximal Extractable Value (“MEV”) by strategically selecting bundles of transactions during block production to prioritize transactions associated with higher transaction fees and MEV capture. In blockchain networks that facilitate DeFi protocols in particular, such as the Solana network, users may attempt to gain an advantage over other users by offering additional fees to validators for effecting the order or inclusions of transactions within a block. Certain software solutions, such as Jito, have been developed which facilitate validators and other parties in the ecosystem in capturing MEV. The presence of MEV may incentivize associated practices such as sandwich attacks or front-running that can have negative repercussions on DeFi users. A “sandwich attack” involves placing two transactions—one before and one after—a large, detected trade to exploit the resulting price movement. Unlike Ethereum, Solana lacks a public mempool, making it harder to detect pending user transactions. However, validators can choose to run clients like Jito or Paladin, which support MEV strategies that may enable sandwich attacks. For instance, searchers can submit bundles of transactions with precise ordering, allowing them to surround a vulnerable trade if detected. In the context of MEV, “front-running” is said to occur when a user spots an unexecuted transaction and awaiting validation, and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction. Since Solana doesn’t have a public mempool (memory pool), validators and bots have limited visibility to unexecuted, or pending, transactions. Combined with Solana’s fast block times and parallel execution model, this makes it hard to detect and exploit user trades in real time. However, that does not mean front-running is impossible. If a validator colludes with a bot, for example, it could potentially observe and front-run transactions. By running Jito or similar clients, validators have access to structure MEV systems where searchers submit bundles of ordered transactions to validators through an auction system. Validators select the most profitable bundles (based on transaction fees and MEV capture). Considering searchers determine the ordering through their bundles, front-running is possible. As of 2026, up to five transactions can be in a bundle for Jito. The transactions in a bundle must be executed atomically and in sequence, meaning if one transaction fails, the entire bundle does not get processed. Note, these MEV technologies, in this case Jito, can also offer user protections like front-running flags and protected order flow to mitigate risks. MEV may also compromise the predictability of transaction execution, which may deter usage of the network as a whole. Any potential perception of MEV as unfair manipulation may also discourage users and other stakeholders from engaging with DeFi protocols or the Solana network in general. In addition, it’s possible regulators or legislators could enact rules that restrict practices associated with MEV, which could diminish the popularity of the Solana network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of SOL and the value of the shares.

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

As of June 30, 2026, SOL ranked as the seventh largest digital asset by market capitalization, according to CoinMarketCap.com. SOL encounters competition from a broad spectrum of digital assets, including Bitcoin and Ether. Additionally, numerous consortiums and financial institutions are investing in private or permissioned blockchain platforms rather than open networks such as the Solana Network. SOL is currently supported by fewer trading platforms compared to more established digital assets like Bitcoin and Ether, which may affect its liquidity. The Solana Network also competes directly with other smart contract platforms, including Ethereum, Polkadot, Avalanche, and Cardano. The emergence or growth of alternative digital assets or other smart contract platforms may diminish demand for, and the price of, SOL, thereby adversely affecting the value of the shares.

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

The success of our investment and trading activities will depend on the ability of our investment team and any asset manager, should we elect to retain one in the future to identify overvalued and undervalued investment opportunities and to exploit price discrepancies. This process involves a high degree of uncertainty. No assurance can be given that we will be able to identify suitable or profitable investment opportunities in which to deploy our capital. The success of the trading activities also depends on our ability to remain competitive with other over-the-counter traders and liquidity providers. Competition in trading is based on price, offerings, level of service, technology, relationships and market intelligence. The success of investment activities depends on our ability to source deals and obtain favorable terms. Competition in investment activities is based on relationships. The barrier to entry in each of these businesses is very low and competitors can easily and will likely provide similar services in the near future. The success of our venture investments and trading business could suffer if we are not able to remain competitive.

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

We face other risks related to our Solana treasury strategy.

Our Solana treasury strategy exposes us to various risks, including the following:

•	Solana and other digital assets are subject to significant legal, commercial, regulatory, and technical uncertainty, and our Solana strategy subjects us to enhanced regulatory oversight;

•	Regulatory changes could impact our ability to operate validators in the future should we decide to do so or receive rewards;

•	Regulatory scrutiny of the Company’s activities may increase, potentially limiting our operations;

•	Potential litigation risks exist related to smart contract vulnerabilities, validator operations, or our business activities;

•	Uncertainty around Solana’s regulatory status may impact our ability to list on certain exchanges;

•	Changes in political administration may not guarantee a favorable regulatory environment for Solana; and

•	Increased regulatory focus on Layer-1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements.

The foregoing factors could lead to disruption in the market for Solana, which could adversely affect the value of the Company’s stock price.

SOL faces unique technical, governance and concentration risks that could materially affect its long-term viability.

The Solana Network is a high-throughput Layer-1 blockchain with architectural features that differ significantly from other blockchains, such as Ethereum. While these features allow for rapid processing of transactions, they introduce risks that could adversely impact the value of SOL and the stability of the Solana Network. Historically, the Solana Network has suffered network outages, slow operations and validator coordination failures. If such challenges were to persist, the confidence of the Solana development community and its users will be adversely affected, which could cause a rapid decline in the value of SOL. In addition, Solana’s consensus mechanism (PoH combined with PoS) is novel and relatively untested at a large scale over time. Structural flaws could emerge that require a fork, which may have an adverse impact on the Solana Network and our holdings.

Solana validators are relatively small in number, which may lead to coordinated censorship.

SOL requires high-performing computing hardware and internet connectivity to operate a validator node. These substantial infrastructure demands create a barrier of entry for validators, leading to a high concentration of validators that must be well capitalized. A significant portion of staked SOL tokens may be delegated to a few validators, resulting in a centralized block production environment. This concentration and centralization could lead to the risk of coordinated censorship, which validators or node operators could delay or exclude transactions or blocks from being confirmed and recorded on the blockchain, severely undermining neutrality and causing an erosion of the integrity of the Solana Network.

Our Solana validator reward yield is expected to decline over time and could have a material adverse effect on our financial results.

Solana’s current protocol distributes rewards to validators based on a declining inflation model. This model reduces the total amount of Solana rewards available to distribute to validators by 15% each year until it reaches a long-term rate of 1.5%. A significant reduction in validator reward yield could negatively impact our business and results of operations.

Our SOL treasury strategy is dependent on the Solana Foundation and core development team.

The Solana Network is more centralized than other blockchain protocols such as Bitcoin and Ethereum. The Solana Foundation and a relatively small group of core developers play a significant role in the governance, maintenance, and technical direction of the Solana protocol. If one or more key individuals that is responsible for the core development or leadership were to depart, become incapacitated or otherwise decide not to participate, the health of the Solana network will be significantly affected and would result in a material adverse impact on the value of SOL. Further, if the Solana Foundation were to become subject to a reputational event, it could lead to reduced developer engagement and adversely affect the functionality and value of the Solana Network.

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

Our primary custodian is currently BitGo Bank & Trust, National Association, a national banking association chartered under the laws of the United States (“BitGo”), authorized by the Office of the Comptroller of the Currency (OCC), which is federally regulated. On May 1, 2025, we entered into a Custodial Services Agreement with BitGo (the “BitGo Agreement”) to hold our digital currency. The term of the BitGo Agreement is for one year with successive one-year renewals unless prior notice of non-renewal is given by either party. The Company pays BitGo a monthly digital asset storage fee based upon the market value of the assets in storage, plus $500. The BitGo Agreement is terminable by either the Company or BitGo on thirty days’ notice as a result of a breach of the Agreement and may be suspended by BitGo if the Company violates the intended use of the account or due to a change in the applicable law, litigation or bankruptcy.

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

BitGo maintains a $250,000,000 policy against loss, theft, and misuse. On June 30, 2026, we have approximately $165,300,682 of treasury value at BitGo, based on the SOL price of $73.52 per token. Coinbase has an insurance policy for any cash held in the account of $250,000. We currently do not have a material amount of cash or SOL held at Coinbase. If there was a major event resulting in a significant loss of assets held at our custodians, these policies are unlikely adequate to fully cover the loss of our assets held at the custodian.

Solana, as with all digital assets, can be highly volatile. Management reviews the account balances and the total value held with a custodian to allocate the Company’s holdings between multiple accounts and custodians to mitigate risk. We do not use self-storage for any of the SOL treasury assets.

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

The Custodians hold a majority of SOL in cold storage and provides a user interface for the Company to manage the allocation of SOL between cold and hot storage for the wallets. The Company maintains more than 95% of its SOL treasury in cold wallets.

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

All of our Custodians have SOC type 2 reports that the Company has reviewed and we get regular bridge reports from our Custodians to help ensure the controls are being maintained. Our Custodians maintain their own insurance policies to cover our loss, which is in addition to the policies that we maintain ourselves. We currently have three qualified Custodians that we have approved for our treasury use.

The Company is charged for storage fees, staking fees and transaction fees for services specifically requested by the Company or the Asset Management Company. Except as set forth above, the contract terms of the agreements are typically for one to three years and can be terminated upon 30-day notice and payment of all fees due and one month of additional fees.

Item 2. Properties

Our corporate headquarters consists of approximately 5,752 square feet of leased office space located at 3030 North Rocky Point Drive, Suite 420, Tampa, Florida 33607. We also lease additional office space at 3030 North Rocky Point Drive, Suite 480, Tampa, Florida 33607. The lease for Suite 420 expires on September 1, 2028, and the lease for Suite 480 expires on October 1, 2028.

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

31

•

On or about April 7, 2025, Bloomios, Inc., Infused Confections, LLC and Infusionz, LLC (collectively, the “Plaintiffs”), filed an action against the Company and each of its executive officers and directors, and Grove, Inc., which is the Company’s prior name. The action stems from Bloomios’ acquisition of Infusionz from the Company in October 2022. The Plaintiffs’ claims allege fraud, misrepresentation, and breach of contract, among other claims, and are seeking damages in an unspecified amount, plus punitive damages, and unspecified declaratory relief. The Company considers the action baseless. The Company was successful in obtaining the dismissal of individual Board members from this action and filed counterclaims for the approximately $19.5 million the Plaintiffs owe the Company from the transaction. The Company intends to seek reimbursement of all attorneys’ fees as a result of the false statements made by the Plaintiffs in the complaint. Discovery in this matter is ongoing..

•

On December 20, 2024 MVW Holdings filed a lawsuit against E-Core Technology, Inc. and named the Company as a defendant in a trademark and trade dress lawsuit. E-Core Technology, Inc. is no longer owned by the Company.

•

On September 6, 2024, Eric Hanig filed suit against the Company and Cygnet Online, LLC in state court in Nevada for an alleged failure to pay $300,000 pursuant to a letter agreement. The Company denies all claims and filed counterclaims against Eric Hanig for fraudulently inducing it to enter into the letter agreement and for absconding with the balance of Cygnet Online, LLC’s bank account. The discovery phase of litigation is complete and the Company filed a motion for summary judgment. Prior to the due date for Hanig’s response to the motion for summary judgment, the parties agreed to extend all deadlines to allow Hanig to explore potentially filing for bankruptcy protection. Hanig’s decision on the bankruptcy filing is expected by late-September.

•

On March 14, 2024, Get Fit Fast Supplements, LLC, filed for arbitration against Cygnet Online, LLC, and Eric Hanig. The case is styled Get Fit Fast Supplements, LLC v. Cygnet Online, LLC, et al., American Arbitration Association Case No. 01-24-0003-1085. The foregoing action, and related actions that were combined in the same arbitration, are principally a series of breach of contract and fraud cases related to the rights and obligations of the parties under the various transaction documents associated with the acquisition by the Company of Cygnet Online, LLC, and the acquisition, prior thereto, by Cygnet Online, LLC of Get Fit Fast Supplements, LLC. The parties sought monetary damages in their various claims and counterclaims against one another. The Company, on behalf of Cygnet, is vigorously defending all claims made against Cygnet in the arbitration. The Company is not a party to this arbitration. On March 17, 2026, the panel issued its final award. The panel ruled in favor of Cygnet on all claims brought against it and ruled in favor of Cygnet on its breach of contract claim against Get Fit Fast Supplements, LLC. The panel awarded Cygnet approximately $0.4 million in damages.

From time to time, we are a party to legal proceedings arising in the ordinary course of business. Other than the foregoing, the Company is not currently involved in any pending legal proceeding or litigation, and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of its properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

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

Holders of Record

There were approximately 194 holders of record of the Company’s common stock on June 30, 2026.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company established the 2019 Equity Incentive Plan, as amended (the “2019 Plan”). The plan grants incentives to select persons who can make, are making and continuing to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restricted stock. The 2019 Plan is administered by the Compensation Committee or such other committee as may be appointed by the Board of Directors pursuant to the 2019 Plan. The Compensation Committee has full authority to administer and interpret the provisions of the 2019 Plan, including, but not limited to, the authority to make all determinations with regard to the terms and conditions of awards made under the 2019 Plan. On September 18, 2024, the Company filed a Certificate of Change with the Nevada Secretary of State to effect a reverse stock split of its common stock at a rate of 1-for-20 (the "Reverse Stock Split"), which became effective as of October 3, 2024. The Reverse Stock Split was approved by the Board of Directors in accordance with Nevada law. Concurrently, the Company’s shareholders consented to, and the Board of Directors approved, an amendment of the 2019 Plan to increase the maximum number of shares that may be issued thereunder to 500,000 shares, as adjusted for the 1 for 20 reverse stock split. On June 16, 2025, the shareholders approved an amendment to, the 2019 Plan to increase the number of shares issuable pursuant to awards granted under the 2019 Plan from 500,000 shares to 10,000,000 shares. On August 19, 2025, the shareholders approved an amendment to the 2019 Plan to increase the number of shares issuable pursuant to awards granted under the 2019 Plan from 10,000,000 shares to 25,000,000 shares.

The following table summarizes information, as of June 30, 2026, relating to compensation plans under which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) **

Equity compensation plans approved by security holders	5,291,452	$2.64	19,046,056
Equity compensation plans not approved by security holders	-	-	-
Total	5,291,452	$2.64	19,046,056

_____________

*   Consists of 664,200 options outstanding and 4,627,252 RSUs outstanding.

** There have been 10,919 shares issued for the exercise of stock options and 651,573 shares issued for vested RSUs.

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

On November 26, 2025, the Company issued in the aggregate 3,289,474 shares of common stock and 3,289,474 common stock purchase warrants to purchase up to 3,289,474 shares of common stock for an aggregate purchase price of $10.0 million, representing a purchase price of $3.04 per share of common stock and accompanying warrant. Each warrant is exercisable for one share of common stock at an exercise price of $4.00 per share.

On January 9, 2026, the Company issued secured convertible notes in the original principal amount of approximately $36.0 million, convertible into 15,046,851 shares of common stock at $2.39 per share.

On June 21, 2026, the Company issued 5,250,000 shares of common stock and 6,992,300 pre-funded common stock purchase warrants to purchase up to 6,992,300 shares of common stock for aggregate purchase price of approximately $19.5 million, representing an effective purchase price of $1.60 per share of common stock and accompanying warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.00001 per share.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is June 30. Our fiscal quarters end on September 30, December 31, March 31, and June 30. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

We are in the cryptocurrency industry and the management of cash assets through a cryptocurrency portfolio, primarily focused on Solana tokens and staking of those tokens. We continue to be a brand owner specializing in the development, manufacturing, and distribution of consumer products.

Our Solana Treasury Strategy

Early in 2025, we updated and modified our cash management and treasury strategy to include holding digital currency assets directly on our balance sheet. This was a shift from before when we held excess cash primarily in FDIC-insured interest-bearing accounts. The change to adopt this strategy results from our intention to obtain the highest yield on excess cash and benefit from potential price appreciation. Under our new approach, our treasury policy focuses primarily on Solana (“SOL”). The approach involves applying a public-market treasury model to an asset that is considered earlier in its lifecycle than, with respect to both development and usage, as well as institutional adoption, Bitcoin. Management will focus its resources to this digital asset strategy and a significant portion of the balance sheet will be allocated to holding Solana in the Company’s digital asset treasury.

Key Factors Affecting Operating Results

Cyclicality and Seasonality

Our business is typically unaffected by seasonality.

Operating Segments

The Company’s financial reporting is organized into a single segment that includes sales and distribution of branded products, following the sale of E-Core, Technology Inc. and its subsidiaries. Other sources of revenue and related costs are aggregated and viewed by management as immaterial or have similar economic characteristics, products, production, distribution processes, and regulatory environment as the other product sales or directly support the Company’s single segment.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended June 30, 2026 and 2025, which are included herein.

	Years Ended June 30,
	2026	2025	Change
Revenue	$7,568,822	$14,826,336	$(7,257,514)
Digital asset revenue	17,429,206	985,009	16,444,197
Cost of revenue	2,630,320	4,943,305	(2,312,985)
Sales and marketing expenses	2,898,473	4,001,094	(1,102,621)
Distribution costs	2,627,626	4,691,964	(2,064,338)
General and administrative expenses	26,398,877	11,935,582	14,463,295
Unrealized loss (gain) on digital assets	195,059,336	(105,474)	195,164,810
Realized loss on digital asset revenue conversion to USD	4,931,791	-	4,931,791
Realized loss on sale of digital assets	6,773,418	-	6,773,418
Other operating expenses	24,524,352	2,844,626	21,679,726
Other expenses	(5,218,533)	(1,184,457)	4,034,076
Net loss	$(246,064,698)	$(13,684,209)	$(232,380,489)

Revenue declined by approximately $7.3 million, or 49.0%, for fiscal year ended June 30, 2026 compared with the fiscal year ended June 30, 2025, primarily due to the Company’s shift away from legacy health, wellness and other consumer-product lines and the exit of certain manufacturing and distribution operations. Management’s focus is on the digital asset strategy and resources are allocated accordingly. We do not expect significant increases to these revenue sources in future quarters.

Digital asset revenue increased by approximately $16.4 million, for fiscal year ended June 30, 2026 compared with the fiscal year ended June 30, 2025, as the Company began its investments in digital assets toward the end of fiscal year 2025. The Company earns staking revenue by delegating its digital assets to third-party validators on proof-of-stake blockchain networks. The digital asset revenue is expected to increase as the number of SOL tokens the Company has staked increases, the overall increase in the price of SOL and the Company’s continued expansion of its digital asset strategy.

Cost of revenue decreased by approximately $2.3 million, or 46.8%, compared with the fiscal year ended June 30, 2025. The gross margin was approximately 65.2% and 66.7% for the fiscal year ended June 30, 2026 and June 30, 2025, respectively, when excluding digital asset revenue, which is a decrease of approximately 1.4%.

Sales and marketing expenses decreased by approximately $1.1 million, or 27.6%, as compared with the same period last year, primarily due to less marketing expenses being spent on the remaining products and several of the fixed sales and marketing expenses have been eliminated.

Distribution costs decreased by approximately $2.1 million, or 44.0%, as compared with the same period last year. The decrease in distribution costs was primarily related to the overall decline in revenue.

General and administrative expenses increased approximately $14.5 million, or 121.2%, as compared with the same period last year. The increase is mainly a result of expenses in connection with the change in the business strategy to hold digital assets as parts of its treasury. The increase was primarily due to the $4.0 million increase in public company expenses, $7.0 million increase in compensation to employees, $1.5 million increase in digital asset treasury fees, $1.2 million increase in legal fees, and $1.1 million increase in travel related expenses.

Unrealized loss on digital assets increased by approximately $195.2 million as the Company began its investments in digital assets toward the end of fiscal year 2025. The changes mainly result from the price changes on SOL over the recorded cost of SOL during the fiscal year ended June 30, 2026. There was a minimal amount of digital asset activity during the fiscal year ended June 30, 2025.

Realized loss on digital asset revenue conversion to USD increased by approximately $4.9 million as the Company began its investments in digital assets toward the end of fiscal year 2025 and there was no staking revenue converted into USD in the prior year. The losses were a result of the price changes on SOL from the period the digital assets were recorded as staking revenue and the price the staking revenue was converted into USD during the fiscal year ended June 30, 2026. The digital assets sales are recorded on a first in first out basis.

Realized loss on sale of digital assets increased by approximately $6.8 million as the Company began its investments in digital assets toward the end of fiscal year 2025 and there was no digital assets sold in the prior year.

Other operating expenses increased by approximately $21.7 million as compared with the same period last year. The increase was primarily due to increased stock compensation of approximately $19.5 million.

Other expense increased by approximately $4.0 million as compared with the same period last year. The increase was primarily due to increased debt used in the purchase of SOL for the digital asset treasury.

The Company had a net loss of approximately $246.1 million compared to a net loss of approximately $13.7 million in the prior year. The increase in the net losses primarily related to the above-mentioned changes.

Liquidity, Capital Resources and Cash Requirements

Working Capital

	June 30,
	2026	2025
Current assets	$116,766,265	$56,778,043
Current liabilities	71,130,418	32,563,906
Working capital	$45,635,847	$24,214,137

Cash Flows

	Year Ended June 30,
	2026	2025
Cash flows used in operating activities	$(20,956,207)	$(8,423,042)
Cash flows used in investing activities	(30,623,761)	(99,293,083)
Cash flows provided by financing activities	54,383,404	110,029,860
Net change in cash during the period	$2,803,436	$2,313,735

On June 30, 2026, the Company had cash of approximately $5.8 million, an increase of approximately $2.8 million from June 30, 2025. The primary changes resulted from financing obtained to implement and grow the Company’s digital asset strategy.

Net cash flows used in operating activities was approximately $21.0 million for the fiscal year ended June 30, 2026, as compared to net cash flows used in operating activities of approximately $8.4 million for the fiscal year ended June 30, 2025. The approximately $246.1 million dollar net loss from operations was offset by approximately $195.1 million in unrealized loss on digital assets, digital asset revenue conversion to USD of approximately $13.2 million, realized loss on sale of digital assets of approximately $6.8 million, loan amortization costs of approximately $3.7 million, the impairment of assets from the manufacturing shutdown of approximately $1.4 million, impairment on acquired intangible assets of approximately $0.8 million, and stock-based compensation expense of approximately $21.9 million, which was partially offset by approximately $10.3 million gain on the extinguishment of debt. The changes in assets and liabilities provided approximately $4.5 million. Various costs were incurred in connection with beginning, implementing, and growing the Company’s digital asset strategy and are expected to continue.

Net cash flows used in investing activities was approximately $30.6 million for the fiscal year ended June 30, 2026, as compared to net cash flows used in investing activities of approximately $99.3 million for the fiscal year ended June 30, 2025. The primary use of funds was on the acquisitions of SOL for the digital assets treasury during the fiscal year ended June 30, 2026 and 2025.

Net cash flows provided by financing activities was approximately $54.4 million for the fiscal year ended June 30, 2026, as compared to net cash flows provided by financing activities of approximately $110.0 million for the fiscal year ended June 30, 2025. The primary driver of the change was the financing obtained from a capital raise occurring in each of July 2025 and November 2025 for purposes of executing the Company’s digital asset strategy during the fiscal year ended June 30, 2026. This capital raise was offset by the expenses incurred for the capital raise and the expenses incurred for the convertible note obtained in a swap transaction for SOL. Other notable drivers include the exercise of warrants that provided cash of approximately $0.1 million and cash used for common stock repurchases of approximately $2.8 million.

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

As of June 30, 2026, the Company held 849,124 tokens subject to lock up restrictions. The following table summarizes the unlocking schedule of these Solana tokens:

June 30, 2027	573,114
June 30, 2028	276,010
Total	849,124

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

For further information, see Note 2, Significant Accounting Policies, to the Consolidated Financial Statements.

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

Convertible debt - The accounting for the Company’s convertible debt instruments requires significant judgment because the instruments include nonstandard settlement terms involving SOL and fixed-price conversion features. The Company accounts for convertible debt as a single unit of account unless an embedded feature requires bifurcation from the debt host and separate accounting as a derivative liability under ASC 815, Derivatives and Hedging, or other applicable accounting guidance requires separate recognition. In evaluating these instruments, management assesses the contractual terms to determine whether the obligation to deliver SOL upon nonconversion represents an embedded feature requiring separate accounting, including whether the feature is clearly and closely related to the debt host and whether it meets the definition of a derivative. This assessment includes judgment regarding whether the applicable quantity of SOL is readily convertible to cash, taking into account the contractual settlement quantity, market liquidity, potential price impact, and restrictions that may limit the prompt transfer or sale of SOL. Management also evaluates whether the fixed-price conversion feature qualifies for the scope exception for contracts involving the Company’s own equity, including whether the feature is indexed to the Company’s own stock and would be classified in stockholders’ equity if it were a freestanding instrument. Changes in the contractual terms of the notes, the availability or transferability of SOL, market conditions, or the facts and circumstances supporting management’s judgments could affect the accounting for these instruments, including whether a separate derivative liability and related fair value remeasurement would be required. See Note 2, Significant Accounting Policies, and Note 10, Short-Term Treasury Debt, Cygnet Subsidiary Notes Payable, Promissory Notes, and Convertible Notes, to the Consolidated Financial Statements for further information.

Recent Accounting Pronouncements

Refer to Note 2, Significant Accounting Policies, to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of this date of this Annual Report on Form 10-K.

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

Item 8. Consolidated Financial Statements and Supplementary Data

UPEXI INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2026 AND 2025

Board of Directors and Shareholders

Upexi, Inc.

Report of Independent Registered Public Accounting Firm

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Upexi, Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated financial statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Debt Transactions

As described in Note 10 to the consolidated financial statements, during the year ended June 30, 2026, the Company issued approximately $187.1 million of convertible notes. The notes were issued in exchange for Solana (“SOL”) digital assets, bear contractual interest at rates ranging from 1% to 2%, and are convertible at the option of the holders into shares of the Company’s common stock at fixed conversion prices. If the notes are not converted, the Company is required to settle the outstanding principal by delivering the applicable pro rata quantity of SOL originally received in connection with issuance of the notes. The Company accounts for the convertible notes as a single debt instrument measured at amortized cost and concluded that no embedded features required bifurcation and separate accounting as derivative liabilities. In reaching that conclusion, the Company determined that the SOL repayment feature did not meet the definition of a derivative because the SOL deliverable was not readily convertible to cash, and that the conversion features qualified for the scope exception for contracts involving the Company’s own equity.

We identified the accounting for the convertible notes, including management’s assessment of the embedded SOL repayment feature and embedded conversion feature, as a critical audit matter. The principal considerations that led us to determine that this matter is a critical audit matter were the significant amount of the convertible notes, the unusual and complex settlement terms involving digital assets, and the significant judgment required to evaluate the embedded features under ASC 815, Derivatives and Hedging. In particular, auditing management’s conclusion required significant auditor judgment in assessing:

•

Whether the contractual obligation to deliver a specified quantity of SOL upon nonconversion represented an embedded feature of the debt host and, if so, whether its economic characteristics and risks were clearly and closely related to the debt host;

•

Whether the SOL repayment feature met the definition of a derivative, including whether gross physical delivery of SOL provided a net-settlement characteristic because the applicable SOL quantity was readily convertible to cash;

•

The contractually deliverable quantity of SOL to use in the readily-convertible-to-cash assessment for each settlement feature, including the effect of partial conversion rights, unredeemed principal balances, and restrictions that could limit the prompt transfer or sale of SOL; and

•

Whether the fixed-price conversion feature was indexed to the Company’s own stock and would qualify for equity classification if freestanding, including the effect of the settlement, authorized-share, registration-rights, and change-in-control provisions.

How We Addressed the Matter

Our audit procedures related to the evaluation of the Company’s accounting for these instruments included the following, among others:

•	We obtained and read the executed convertible note agreements to identify the terms and conditions relevant to whether embedded features required bifurcation and separate derivative accounting.

•

We evaluated management’s analysis of whether the SOL settlement obligation was readily convertible to cash, including the relevance of market-price and trading-volume data, executable market liquidity for the applicable settlement quantity, and restrictions affecting the availability or transferability of SOL.

•

We evaluated management’s determination of the appropriate unit of account by comparing the SOL quantities assessed with the contractual conversion, maturity, acceleration, and redemption provisions, including the effect of principal conversions, repayments, and retirements.

•

We evaluated management’s conclusion that the fixed-price conversion features qualified for the own-equity scope exception, including consideration of the conversion terms, potential cash-settlement provisions, and the availability of authorized and unissued common shares for settlement.

/s/ GBQ Partners LLC

We have served as the Company’s auditor since 2024.

Columbus, Ohio

September 17, 2026

UPEXI, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2026	2025

ASSETS
Current assets
Cash	$5,778,586	$2,975,150
Accounts receivable, net	97,244	157,515
Inventory, net	265,961	1,152,870
Due from VitaMedica transition	10,766	228,017
Prepaid expenses and other assets	988,542	350,836
Current digital assets at fair value	109,625,166	49,913,655
Purchase price receivable - VitaMedica	-	2,000,000
Total current assets	116,766,265	56,778,043

Property and equipment, net	208,044	2,052,573
Intangible assets, net	86,353	163,113
Goodwill	673,854	848,854
Deferred tax asset	5,948,858	5,948,858
Digital assets at fair value, net of current	55,675,516	56,083,525
Other assets	163,223	192,123
Right-of-use asset, net	598,678	1,739,755
Total noncurrent assets	63,354,526	67,028,801

Total assets	$180,120,791	$123,806,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$277,644	$1,039,370
Accrued compensation	5,277,309	3,470,296
Deferred revenue	4,519	13,155
Accrued liabilities	1,675,521	356,064
Accrued interest	2,349,162	792,449
Acquisition payable	260,652	260,652
Current portion of promissory notes	-	560,000
Short-term treasury debt	57,295,723	20,000,000
Current portion of Cygnet subsidiary notes payable	3,694,721	5,380,910
Current portion of operating lease payable	295,167	691,010
Total current liabilities	71,130,418	32,563,906

Operating lease payable, net of current portion	362,235	1,145,440
Convertible notes payable	162,442,056	-
Total long-term liabilities	162,804,291	1,145,440

Stockholders' equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, and 150,000 shares issued and outstanding	2	2
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 78,702,358 and 38,270,571 shares issued and outstanding, as of June 30, 2026 and June 30, 2025, respectively	787	383
Additional paid in capital	252,793,813	150,640,935
Accumulated deficit	(306,608,520)	(60,543,822)
Total stockholders' equity	(53,813,918)	90,097,498

Total liabilities and stockholders' equity	$180,120,791	$123,806,844

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2026	2025

Revenue
Revenue	$7,568,822	$14,826,336
Digital asset revenue	17,429,206	985,009
Total revenue	24,998,028	15,811,345

Cost of revenue	2,630,320	4,943,305

Gross profit	22,367,708	10,868,040

Operating expenses
Sales and marketing	2,898,473	4,001,094
Distribution costs	2,627,626	4,691,964
General and administrative	26,398,877	11,935,582
Unrealized loss (gain) on digital assets	195,059,336	(105,474)
Realized loss on digital asset revenue conversion to USD	4,931,791	-
Realized loss on sale of digital assets	6,773,418	-
Stock-based compensation	21,895,814	2,356,862
Amortization of acquired intangible assets	76,760	76,758
Impairment on assets from manufacturing shut down	1,422,289	-
Impairment on acquired intangible assets	750,000	-
Depreciation	379,489	681,000
Lease Impairment (gain on settlement), Delray Beach facility	-	(269,994)
	263,213,873	23,367,792

Loss from operations	(240,846,165)	(12,499,752)

Other expense, net
Interest expense, net	(13,561,210)	(1,173,714)
Gain on extinguishment of debt	10,288,342	-
Other expense, net	(1,945,665)	(10,743)
Other expense, net	(5,218,533)	(1,184,457)

Loss on operations before income tax	(246,064,698)	(13,684,209)

Income tax benefit (expense)	-	-

Net loss	$(246,064,698)	$(13,684,209)

Basic loss per share:
Loss per share	$(3.87)	$(1.73)

Diluted loss per share:
Loss per share	$(3.87)	$(1.73)

Basic weighted average shares outstanding	63,539,613	7,914,268
Fully diluted weighted average shares outstanding	63,539,613	7,914,268

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated	Total Stockholders'
	Shares*	Par* **	Shares*	Par * **	In Capital	Deficit	Equity
FY 2025
Balance, June 30, 2024	25,000	$1	1,045,429	$11	$53,375,502	$(46,859,613)	$6,515,901

Stock-based compensation	-	-	-	-	2,106,862	-	2,106,862

Issuance of preferred series A stock	125,000	1	-	-	324,999	-	325,000

Issuance of stock for the conversion of debt	-	-	742,896	7	1,749,993	-	1,750,000

Capitalized interest related to convertible debt	-	-	-	-	27,891	-	27,891

Issuance of stock for the exercise of warrant on convertible debt	-	-	83,334	1	249,999	-	250,000

Issuance of stock for the cashless exercise of options	-	-	7,278	-	-	-	-

Issuance of stock for vested restricted stock grants	-	-	102,583	1	(1)	-	-

Issuance of stock for services	-	-	19,577	1	249,999	-	250,000

Issuance of stock for the exercise of cashless warrants	-	-	299,091	3	(3)	-	-

Issuance of common stock	-	-	35,970,383	359	92,555,694	-	92,556,053

Net loss	-	-	-	-	-	(13,684,209)	(13,684,209)

Balance, June 30, 2025	150,000	$2	38,270,571	$383	$150,640,935	$(60,543,822)	$90,097,498

Stock-based compensation	-	-	-	-	21,895,814	-	21,895,814

Issuance of stock for the exercise of warrants	-	-	8,600,952	86	107,803	-	107,889

Issuance of vested stock from equity incentive plans	-	-	533,665	5	(5)	-	-

Issuance of common stock, net of issuance costs	-	-	28,665,219	287	70,638,129	-	70,638,416

Issuance of stock for conversion of debt	-	-	5,526,238	55	12,285,067	-	12,285,122

Common stock repurchases	-	-	(2,894,287)	(29)	(2,773,930)	-	(2,773,959)

Net loss	-	-	-	-	-	(246,064,698)	(246,064,698)

Balance, June 30, 2026	150,000	$2	78,702,358	$787	$252,793,813	$(306,608,520)	$(53,813,918)

* Common stock has been restated to reflect the 1 for 20 reverse split

** Common stock par value has been adjusted to $0.00001

The accompanying notes are an integral part of these consolidated financial statements.

UPEXI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(246,064,698)	$(13,684,209)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	456,249	757,758
Unrealized loss (gain) on digital assets	195,059,336	(101,332)
Realized loss on sale of digital assets	6,773,418	-
Digital asset revenue	(17,429,206)	(985,009)
Digital asset revenue conversion to USD	13,192,785	-
Realized loss on digital asset revenue conversion to USD	4,931,791	-
Amortization of loan costs	3,655,535	30,462
Loss on disposal of property and equipment	237,727	10,743
Gain on extinguishment of debt	(10,288,342)	-
Inventory write-off	-	748,874
Bad debt reserve for Amazon receivable	-	933,950
Reduction of acquisition payable	-	(152,500)
Lease impairment (gain on settlement)	-	(269,994)
Impairment on assets from manufacturing shut down	1,422,289	-
Impairment on acquired intangible assets	750,000	-
Issuance of stock for services	-	250,000
Stock-based compensation	21,895,814	2,106,862
Changes in assets and liabilities
Accounts receivable	60,271	(484,580)
Inventory	886,909	(470,188)
Prepaid expenses and other assets	(411,616)	222,005
Operating lease payable	(26,667)	20,965
Accounts payable and accrued liabilities	3,950,834	2,865,251
Deferred revenue	(8,636)	(222,100)
Net cash used in operating activities	(20,956,207)	(8,423,042)

Cash flows from investing activities
Proceeds from the sale of building	-	4,005,516
Proceeds from the sale of E-core	-	2,000,000
Proceeds from the sale of MW Products assets	175,000	-
Proceeds from the sale of VitaMedica, Inc.	2,000,000	-
Acquisition of digital assets	(40,035,365)	(104,910,839)
Proceeds from the sale of digital assets	8,030,606	-
Acquisition of royalty interest	(750,000)	-
Acquisition of property and equipment	(44,002)	(387,760)
Net cash used in investing activities	(30,623,761)	(99,293,083)

Cash flows from financing activities
Proceeds from issuance of common stock	75,158,289	92,556,053
Issuance of preferred stock series A	-	325,000
Proceeds from exercise of warrants	107,889	250,000
Repurchases of common stock	(2,773,959)	-
Proceeds from short-term treasury debt	5,000,000	-
Repayment of short-term treasury debt	(10,400,000)	-
Proceeds from issuance of convertible notes	-	350,000
Repayment of promissory notes	(560,000)	-
Proceeds from related party advance	-	75,000
Repayment of related party advance	-	(175,000)
Payments of equity issuance costs	(4,519,873)	-
Payments of debt issuance costs	(7,628,942)	-
Payment on acquisition notes payable	-	(66,655)
Payment on convertible note	-	(150,000)
Proceeds from issuance of short-term debt	-	20,000,000
Repayment of related party note payable	-	(500,000)
Repayment on note payable on building	-	(2,634,538)
Net cash provided by financing activities	54,383,404	110,029,860

Net increase in cash	2,803,436	2,313,735

Cash, beginning of period	2,975,150	661,415
Cash, end of period	$5,778,586	$2,975,150

Supplemental Cash Flow Disclosures
Interest paid	$8,372,056	$805,880
Income tax paid	11,313	-
Non-cash Investing and Financing Activities
Issuance of common stock for the repayment of convertible notes payable	$12,285,122	$1,750,000
Issuance of convertible debt for digital assets acquired	187,131,144	-
Issuance of short-term debt for digital assets acquired	42,695,723	-

The accompanying notes are an integral part of these consolidated financial statements.

Upexi, Inc.

Notes to the Consolidated Financial Statements

June 30, 2026 and 2025

Note 1. Company Information and Basis of Presentation

Nature of Operations

Upexi, Inc., is a Delaware corporation, originally formed as a Nevada corporation in 2018. The Company conducts its operations through its subsidiaries, which may change from time to time as a result of acquisitions, dispositions, and other corporate activities. We are in the cryptocurrency industry and the management of cash assets through a cryptocurrency portfolio, primarily focused on Solana tokens and staking of those tokens. We continue to be a brand owner specializing in the development, manufacturing, and distribution of consumer products.

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

Our consumer products are distributed in the United States of America and internationally through multiple entities and managed through our locations in Florida.

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

HAVZ, LLC, d/b/a Steam Wholesale operates manufacturing and/or distribution centers in Odessa, Florida, supporting our health and wellness products, including those products manufactured with hemp ingredients and our overall distribution operations. During December 2025, the Company decided on a course of action to exit certain manufacturing and distribution operations (see Note 17).

Upexi Distribution operates from our Tampa, Florida warehouse providing warehousing, distribution and other services in support of our product sales.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

All significant intercompany transactions and balances are eliminated in consolidation.

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

Accounts Receivable - Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within a specified time from the invoice date. The trade terms vary based on the customer and typically range from prepaid to 45 days from the invoice date. Interest is not charged by the Company on past due accounts. The carrying amount of receivables is reduced by an allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The net accounts receivable balances were $97,244, $157,515, and $606,885 at June 30, 2026, 2025, and 2024, respectively. Based on management’s review of accounts receivable, the allowance for credit losses was approximately $29,341, $636,600, and $61,800 at June 30, 2026, 2025, and 2024, respectively. The Company had bad debt expenses of $18,405, $933,950 and $24,500 for the years ended June 30, 2026, 2025, and 2024, respectively. The Company wrote off approximately $625,664 and $359,000 of accounts receivable balances for the years ended June 30, 2026 and 2025, respectively. No such accounts receivable amounts were written off in the year ended June 30, 2024.

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

The Company measures its SOL holdings at fair value in accordance with ASC 820, Fair Value Measurement, using unadjusted quoted prices in an active market for identical assets that the Company can access at the measurement date. The Company evaluates the principal market for SOL based on the market with the greatest volume and level of activity that is accessible to the Company. Accordingly, the Company classifies the fair value measurement of its SOL holdings within Level 1 of the fair value hierarchy. CoinMarketCap is used as a market-data provider to monitor and corroborate pricing information; it is not considered a principal market or trading venue.

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

The Company performed its annual test as of June 30, 2026 and 2025, respectively. There was no impairment as of June 30, 2026 and 2025.

For the year ended June 30, 2026, as a result of the Company’s disposition of certain assets associated with Moonwlkr, the Company recorded a disposal on goodwill, which decreased goodwill by $175,000.

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

During the year ended June 30, 2026, as a result of the Company’s course of action to shut down manufacturing and distribution centers, a loss on disposal of $1,422,289 was recognized within Impairment on assets from manufacturing shut down within the Consolidated Statements of Operations. The Company did not recognize impairment on its long-lived assets during the year ended June 30, 2025.

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

Revenue by Geography and Product Source

The following table, which excludes digital asset revenue, discloses disaggregated revenue for the year ended:

	Year Ended June 30,
	2026	2025
Primary geographical markets:
United States of America	$7,361,175	$14,566,766
Other	207,647	259,570
Total	$7,568,822	$14,826,336
Product source:
Internally manufactured	$4,529,886	$9,262,857
Contract manufactured	2,957,210	2,786,828
Purchased as finished good	81,726	2,776,651
Total	$7,568,822	$14,826,336

Deferred Revenue - The Company records deposits as deferred revenue when a customer pays in advance of shipping the product. Once the product is shipped, the deposit is recorded as revenue and the related commissions are paid. All products were shipped related to deposits in deferred revenue, in less than one year.

We expect to recognize 100% of the deferred revenue at June 30, 2026 as revenue in the year ended June 30, 2027. All of the deferred revenue at June 30, 2025 was recognized to revenue in the year ended June 30, 2026.

Digital Assets Revenue, Realized and Unrealized Gains and Losses

Acquisition of Solana tokens

We acquire liquid Solana tokens through purchases. In the case of liquid bulk purchases, we recognize for cost basis as the actual price paid. In the case of liquid VWAP (volume-weighted average price) or TWAP (time-weighted average price) over multiple hours or days, we recognize the cost basis as the average price paid for all tokens purchased.

The Company is able to acquire Solana tokens that are locked through direct negotiations with the owner or a third party at a discounted price from the Solana market value price. These locked tokens will unlock over a period of time and once unlocked can be sold on several Solana exchanges. With the purchase of locked Solana, we recognize the cost basis as the actual price paid. The Company purchases locked SOL on the open market at negotiated discounts to the prevailing spot price. The original purchase discount is amortized over the unlocking period. The unlocking of the purchased Solana occurs over a series of dates as prescribed by the purchase agreement. At the time of unlocking, tokens can remain in the original wallet or be transferred into the wallet at our custodian or sold on an open exchange. Once the Solana is unlocked, the fair value is measured at the end of the period at the market value without a discount.

Remeasurement on a recurring basis

Subsequent to the acquisitions of Solana tokens, remeasurement of change in fair value is done by taking the spot price from CoinMarketCap at the end of a month. Our tokens are bifurcated between liquid and locked tokens. In the case of liquid tokens, the aggregate fair value is computed by taking the number of liquid tokens and multiplying that number by the month-end spot price. The Company purchases locked SOL on the open market at negotiated discounts to the prevailing spot price. The original purchase discount is amortized over the unlocking period. As locked tokens become unlocked over time, they will be added to the count of liquid tokens and accordingly, make up less of that discount percentage over time when computing aggregate fair value on locked tokens. The discount used by management is based on the historical purchases of locked Solana management has made on behalf of the Company. Management monitors this discount percentage and adjusts when appropriate.

Per ASC 350-60-45-2, gains and losses from the remeasurement of crypto assets shall be included in net income and presented separately from changes in the carrying value of other intangible assets. Pursuant to this guidance, changes in fair value are reflected on the Consolidated Statements of Operations. The fair value of the Company's digital assets is measured at each reporting date as the quantity of tokens held multiplied by the quoted price of SOL in its principal market at that date, adjusted for the effect of contractual transfer restrictions on locked tokens. The amount of gains and losses recognized for the period is the difference between that fair value and the carrying amount of the digital assets at the end of the immediately preceding reporting period, or their cost basis for digital assets acquired during the period.

Staking revenue

We earn staking rewards by delegating our digital assets to third-party validators on proof-of-stake blockchain networks. These tokens remain under the Company’s control and are not derecognized, as the delegation does not constitute a transfer of control under ASC 610-20 or ASC 350-60. Rewards are recognized as income when the Company obtains control of the new tokens, typically upon receipt into its wallet. While there is no explicit guidance under GAAP for staking activities, the Company applies the principles of ASC 606, Revenue from Contracts with Customers, by analogy. Management evaluates whether a contract exists, identifies the performance obligations, and determines whether the Company acts as a principal or agent in the transaction. The transaction price is measured at the fair value of the digital assets received at the time control is obtained. Due to the evolving nature of blockchain protocols and limited regulatory guidance, management exercises significant judgment in evaluating validator reliability and the risk of slashing or forfeiture. Changes in protocol rules or accounting interpretations may materially impact how staking revenue is recognized and measured. Solana tokens held by the Company, whether liquid or locked, are eligible for staking. Staking revenue is calculated based on the number of tokens earned and the month-end spot price. This revenue is reported on the Consolidated Statements of Operations under the line item Digital asset revenue. Changes in fair market value of the staking revenue after the initial digital asset revenue is recognized are reflected on the Consolidated Statements of Operations as Realized and unrealized (gain) loss on digital assets, or Unrealized (gain) loss on digital assets, if there were no realized sales in the period.

Realized gains and losses on digital assets

To the extent staking rewards are converted into U.S. dollars, realized gains and losses are recognized for the difference between the proceeds received and the carrying value of the digital assets at the time of conversion. These amounts are presented within operating expenses in the Consolidated Statements of Operations as realized gain (loss) on digital asset revenue conversion to USD.

To the extent digital assets are sold, realized gains and losses are recognized for the difference between the proceeds received and the carrying value of the digital assets at the time of sale. These amounts are presented within operating expenses in the Consolidated Statements of Operations as realized gain (loss) on sale of digital assets.

Advertising - The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes continual investment in advertising is critical to the development and sale of its branded products. Advertising costs of $1,753,191 and $1,830,096 were expensed as incurred during the years ended June 30, 2026 and 2025, respectively.

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

Non-Employee Stock-Based Payments - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows ASC 718, Compensation-Stock Compensation, which applies to all stock-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing stock-based payment awards. Stock-based payments related to non-employees are accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Liquid Solana tokens are measured at fair value using quoted prices from CoinMarketCap (Level 1 inputs). The fair value of locked tokens is computed by taking the number of locked tokens and discounting the quoted prices from CoinMarketCap. The discount, a Level 2 input, used by management is based on the Company’s historical purchases of locked Solana. Management monitors this discount percentage and adjusts when appropriate.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. The Company’s valuation allowance was $79,802,562 and $10,092,765 as of June 30, 2026 and 2025, respectively.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had no material uncertain tax positions at June 30, 2026 and 2025.

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

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. The following table summarizes the computation of basic loss per share for the years ended June 30, 2026 and 2025:

	Year Ended June 30,
	2026	2025
Basic loss per share:
Numerator:
Net loss	$(246,064,698)	$(13,684,209)
Denominator:
Weighted average common shares outstanding	63,539,613	7,914,268
Basic loss per share	$(3.87)	$(1.73)

Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may include shares issuable upon the exercise or settlement of stock options, warrants and restricted stock units, and upon the conversion of preferred stock and convertible debt. Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been antidilutive were as follows:

	June 30,
	2026	2025

Stock options	664,200	621,353
Warrants	9,794,608	9,738,001
Preferred stock	138,889	138,889
Convertible debt	42,163,222	186,667
Restricted stock units	4,627,252	221,917
Total	57,388,171	10,906,827

The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. During the years ended June 30, 2026 and 2025, the Company reported a net loss, so the potential effect is not reflected in the consolidated financial statements.

Convertible Debt - The Company accounts for its convertible debt instruments in accordance with ASC 470-20, Debt with Conversion and Other Options. Convertible debt instruments are initially accounted for as a single unit of account unless an embedded feature requires bifurcation from the host contract and separate accounting as a derivative pursuant to ASC 815, Derivatives and Hedging, or the substantial premium model in ASC 470-20 applies. The Company evaluates the terms of each convertible debt instrument at issuance and upon modification or other events requiring reassessment to determine the appropriate classification and accounting.

Certain of the Company’s convertible notes include provisions requiring settlement of unconverted principal through the delivery of specified quantities of SOL and fixed-price conversion features. Management evaluates the SOL settlement feature under ASC 815, including whether the feature is clearly and closely related to the debt host and whether it meets the definition of a derivative. This evaluation includes consideration of whether the applicable contractual quantity of SOL is readily convertible to cash, based on the relevant settlement terms, transfer restrictions, market liquidity, expected price impact, and the ability of the market to absorb the applicable quantity without significantly affecting price. Management also evaluates whether conversion features qualify for the ASC 815 scope exception for contracts involving the Company’s own equity, including whether the feature is indexed to the Company’s own stock and would be classified in stockholders’ equity if it were a freestanding instrument.

If an embedded feature is bifurcated, the Company initially records the derivative at fair value and subsequently remeasures it at fair value through earnings. If no embedded feature requires bifurcation, the convertible debt is subsequently accounted for in accordance with the terms of the instrument, including recognition of interest expense using the applicable contractual interest rate or effective interest method, as appropriate. For the Company’s existing notes, management concluded that the SOL repayment feature does not require bifurcation because it does not meet the derivative definition, and that the conversion feature qualifies for the own-equity scope exception.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies are required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies are also required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The Company adopted ASU 2023-09 prospectively for its annual period ended June 30, 2026. The adoption did not have an impact on the recognition or measurement of income taxes in the Company’s Consolidated Financial Statements and resulted in the enhanced disclosures included in Note 15.

For the year ended June 30, 2026, there have been no other recent accounting pronouncements issued but not yet adopted that are expected to be material to the Company.

Note 3. Inventory

Inventory, net, consisted of the following:

	June 30,
	2026	2025
Raw materials	$-	$489,574
Finished goods	265,961	663,296
Inventory, net	$265,961	$1,152,870

The Company writes off the value of inventory deemed excessive or obsolete. The Company’s inventory write offs were $1,887,209 and $748,874 for the years ended June 30, 2026 and 2025, respectively. The Company’s inventory reserves were $40,454 and $593,539 as of June 30, 2026 and 2025, respectively.

Note 4. Prepaid Expenses and Other Assets

Prepaid and other receivables consist of the following:

	June 30,
	2026	2025
Insurance	$222,288	$107,256
Prepayment to vendors	54,433	201,192
Deposits on services	10,000	10,000
Subscriptions and services being amortized over the service period	318,164	26,500
Other assets	383,657	5,888
Prepaid expenses and other receivables	$988,542	$350,836

All prepaid expenses are expected to be expensed within one year.

Note 5. Digital Assets

The following table summarizes the changes in the Company’s SOL holdings, on a historical cost basis, for the years ended June 30, 2026 and 2025:

	Liquid		Locked		Staking Revenue		Convertible Note		Total
	Tokens	Tokens Cost	Tokens	Tokens Cost	Tokens	Tokens Cost	Tokens	Tokens Cost	Tokens	Tokens Cost
Balance, June 30, 2024	-	$-	-	$-	-	$-	-	$-	-	$-

SOL purchases	329,721	48,982,807	404,225	55,923,890	-	-	-	-	733,946	104,906,697

Exchanges between locked and liquid SOL, net	(22,090)	(3,302,385)	25,836	3,302,385	-	-	-	-	3,746	-

SOL revenue	-	-	-	-	6,334	985,009	-	-	6,334	985,009

SOL unlocked	8,610	(582,498)	(8,610)	582,498	-	-	-	-	-	-

Balance, June 30, 2025	316,241	$45,097,924	421,451	$59,808,773	6,334	$985,009	-	$-	744,026	$105,891,706

SOL purchases	401,687	70,614,726	73,211	12,116,362	-	-	1,236,143	187,131,144	1,711,041	269,862,232

SOL sales	(100,000)	(14,804,024)	-	-	(137,729)	(18,124,576)	-	-	(237,729)	(32,928,600)

Exchanges between locked and liquid SOL, net	79,878	13,771,277	(92,461)	(13,771,277)	-	-	-	-	(12,583)	-

SOL revenue	-	-	-	-	135,395	17,429,206	-	-	135,395	17,429,206

SOL unlocked	138,679	18,568,230	(138,679)	(18,568,230)	-	-	-	-	-	-

SOL tokens released from convertible note security	62,946	8,664,187	89,021	12,051,494	-	-	(151,967)	(20,715,681)	-	-

Balance, June 30, 2026	899,431	$141,912,320	352,543	$51,637,122	4,000	$289,639	1,084,176	$166,415,463	2,340,150	$360,254,544

The following table summarizes the changes in the Company’s SOL holdings, at fair value, for the years ended June 30, 2026 and 2025:

Fair Value
Digital assets, June 30, 2024	$-
Purchases of digital assets	104,906,697
Digital asset revenue	985,009
Unrealized gain on digital assets	105,474
Digital assets, June 30, 2025	$105,997,180
Purchases of digital assets	269,862,232
Proceeds from sales of digital assets	(21,223,391)
Digital asset revenue	17,429,206
Realized loss on sale of digital assets	(11,705,209)
Unrealized loss on digital assets	(195,059,336)
Digital assets, June 30, 2026	$165,300,682

As of June 30, 2026, management valued liquid SOL at $73.52 per token based on the closing market prices of SOL. The closing market prices of SOL reported by CoinMarketCap as of June 30, 2026 and 2025 were $73.52 and $154.74, respectively.

The Company purchases locked SOL on the open market at negotiated discounts to the prevailing spot price. The original purchase discount is amortized over the unlocking period. As of June 30, 2026, the Company had 263,522 locked SOL tokens that were purchased with an unamortized original purchase discount of approximately $2.4 million. As of June 30, 2025, the Company had 421,451 locked SOL tokens that were purchased with an unamortized original purchase discount of approximately $9.1 million. The resulting purchase discount is recognized over the unlocking period based on the contractual token unlocking schedule, which ends in January 2028.

As of June 30, 2026, management estimated the fair value of the Company’s locked SOL that was acquired through the issuance of convertible debt at approximately 90% of the corresponding SOL spot price, or $66.17 per locked token. As of June 30, 2026, the Company had 585,602 locked SOL tokens that were acquired through the issuance of convertible debt. There were no such amounts held as of June 30, 2025.

The Company had approximately 95% of its Solana treasury staked as of June 30, 2026 and 2025. The Company maintains control over the delegated SOL tokens throughout the staking period. Although the tokens undergo a bonding process with validators, the Company retains the ability to initiate unbonding at any time. Upon notification to the validator, the unbonding process begins, which typically takes up to two days. During this period, the tokens remain unavailable for transfer or sale on the open market. Validators do not gain control over the tokens in a manner that meets derecognition criteria. They cannot sell, pledge, or otherwise dispose of the tokens. As such, the Company continues to recognize the delegated SOL tokens as part of its digital asset holdings.

As of June 30, 2026, the Company held 849,124 tokens subject to lock up restrictions. The following table summarizes the unlocking schedule of these Solana tokens:

June 30, 2027	573,114
June 30, 2028	276,010
Total	849,124

Note 6. Property and Equipment

Property and equipment, net, consisted of the following:

	June 30,
	2026	2025
Furniture and fixtures	$141,729	$127,050
Computer equipment	18,037	102,279
Internal use software	-	570,645
Manufacturing equipment	13,775	2,112,561
Leasehold improvements	22,833	852,825
Vehicles	206,501	206,501
Property and equipment, gross	402,875	3,971,861
Less accumulated depreciation	(194,831)	(1,919,288)
Property and equipment, net	$208,044	$2,052,573

Depreciation expense was $379,489 and $681,000 for the years ended June 30, 2026 and 2025, respectively.

Note 7. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2026
	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$-	$-	$-
Trade name	5 years	383,792	297,439	86,353
Online sales channels	2 years	-	-	-
Vendor relationships	5 years	-	-	-
Intangible assets		$383,792	$297,439	$86,353

	June 30, 2025
	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Customer relationships	4 years	$1,834,692	$1,834,692	$-
Trade name	5 years	383,792	220,679	163,113
Online sales channels	2 years	1,800,000	1,800,000	-
Vendor relationships	5 years	6,000,000	6,000,000	-
Intangible assets		$10,018,484	$9,855,371	$163,113

Amortization expense was $76,760 and $76,758 for the years ended June 30, 2026 and 2025, respectively.

During the year ended June 30, 2026, the Company disposed of fully amortized intangible assets with an original cost of approximately $9.6 million. As the intangible assets had no remaining net book value, the disposals did not result in a gain or loss.

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

As of June 30, 2026, the agreement remains in effect and the platform has not generated gross revenue from which the Company would be entitled to amounts under the royalty interest.

During the year ended June 30, 2026, management determined that the carrying amount of the royalty interest exceeded its estimated fair value and recognized a full impairment charge of $750,000. As a result, the royalty interest had no remaining carrying value as of June 30, 2026.

Future amortization of intangible assets as of June 30, 2026 is set forth below for the years then ended:
June 30, 2027	$76,758
June 30, 2028	9,595
Total	$86,353

Note 8. Leases

We have entered into various non-cancellable operating and finance lease agreements for certain of our offices, manufacturing, technology, and equipment. We determine if an arrangement is a lease, or contains a lease, at inception, and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. As of June 30, 2026, no option to extend the lease was recognized as right-of-use (“ROU”) assets and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our ROU assets and corresponding liabilities. We have elected not to present short-term leases in the Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception.

Operating leases are included in operating ROU assets. Current and non-current operating lease liabilities, and finance leases are included in property, plant and equipment, accrued expenses and other current liabilities, and other liabilities in the Consolidated Balance Sheets.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the Consolidated Balance Sheet as of June 30, 2026:

2027	$319,932
2028	329,051
2029	42,027
Total undiscounted future minimum lease payments	691,010
Less: Imputed interest	(33,608)
Present value of operating lease payable	657,402
Less: current portion of operating lease payable	(295,167)
Operating lease payable, net of current portion	$362,235

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2026 and 2025 are:

	June 30,
	2026	2025
Weighted average remaining lease term months	26	26
Weighted average incremental borrowing rate	5.0%	5.0%

For the years ended June 30, 2026 and 2025, the components of lease expense, included in general and administrative expenses and interest expense in the Consolidated Statement of Operations, are as follows:

	Year Ended June 30,
	2026	2025
Lease expense:
Amortization of ROU assets	$620,412	$741,745
Interest expense	62,723	103,805
Operating lease cost	7,640	15,029
Variable lease expense	163,302	293,292
Total lease expense	$854,077	$1,153,871

Note 9. Accrued Liabilities and Acquisition Payable

Accrued liabilities consist of the following:

	June 30,
	2026	2025
Accrued professional fees	$353,815	$300,000
Accrued sales tax	3,620	38,281
Accrued services	1,314,213	-
Other accrued liabilities	3,873	17,783
Accrued liabilities	$1,675,521	$356,064

Acquisition payable consists of the following:

	June 30,
	2026	2025
Payable accrued related to the acquisition of Cygnet	$260,652	$260,652
Acquisition payable	$260,652	$260,652

These payables are amounts estimated by management that are due to the sellers of the acquisition and include the original purchase price installment payments not represented with a debt, equity, or other instrument, estimates of excess or deficiencies in working capital and estimates of future earnout payments.

Note 10. Short-Term Treasury Debt, Cygnet Subsidiary Notes Payable, Promissory Notes, and Convertible Notes

Short-Term Treasury Debt

The following table summarizes the Company’s short-term treasury debt as of June 30, 2026 and 2025:

	Maturity	June 30,
	Date	2026	2025
Short-Term Treasury Debt:
BitGo Credit Facility, 11.50% interest rate per annum. The term of the credit facility is for one year and is renewable for successive one-year options.	Maturity	$57,295,723	$20,000,000

The Company entered into a credit facility with BitGo Prime, LLC (“BitGo”). Pursuant to a Master Loan Agreement, as of June 30, 2026, there was no remaining availability under the credit facility, which bears interest at a rate of 11.50% per year. The term of the credit facility is for one year and is renewable for successive one-year options. Each individual loan under the facility is negotiable as to the amount, term prepayment or recall (payment demand). The loans shall be collateralized by the Company’s treasury assets, already held at BitGo. The initial availability is based on a 260% collateral level and a margin call level of 175%. There are no requirements or fees for non-use of the credit facility and the facility can be increased in the future based on the value of the assets BitGo is the custodian of for the Company. At June 30, 2026 and 2025, the outstanding balance of the credit facility was $57,295,723 and $20,000,000, respectively. The credit facility was used for the purchase of SOL.

Cygnet Subsidiary Notes Payable and Promissory Notes

The following table summarizes the Company’s Cygnet subsidiary notes payable and acquisition payable as of June 30, 2026 and 2025:

	Maturity	June 30,
	Date	2026	2025
Cygnet Subsidiary Notes Payable:
SBA note payable, 30-year term note, 10.25% interest rate and collateralized with all assets of the Company	October 6, 2031	$3,694,721	$3,694,721
Inventory consignment note, 60 monthly payments, with first payment due June 30, 2022, 3.50% interest rate and no security interest in the assets of the business	June 30, 2027	-	1,000,290
GF Note, 6 annual payments, with first payment due December 31, 2022, 3.50% interest rate and no security interest in the assets of the business	November 7, 2026	-	685,899
Total		3,694,721	5,380,910
Current portion of Cygnet subsidiary notes payable		3,694,721	5,380,910

Promissory Notes:
Promissory Notes, 12.00% interest rate that is paid in cash monthly, and maturity date of June 1, 2026. These Promissory Notes are subordinate to the Convertible Notes. These Promissory Notes are convertible into shares of common stock at the option of the holders, at any time and from time to time. The conversion price is $3.00 per share.	June 1, 2026	-	560,000
Current portion of promissory notes		-	560,000

Total Cygnet Subsidiary Notes Payable and Promissory Notes		$3,694,721	$5,940,910

As of June 30, 2026, the entire approximate $3.7 million outstanding balance of the SBA note payable is classified as current because scheduled payments are past due. The SBA note payable maturity date of October 6, 2031 presented above reflects the original contractual maturity date.

During March 2026, an arbitration ruling resulted in the extinguishment of certain debt obligations from the counterparty. In connection with the ruling, the Company extinguished (i) an inventory consignment note with an outstanding principal balance of approximately $1.0 million, (ii) a GF Note with an outstanding principal balance of approximately $0.7 million, and (iii) the elimination of approximately $0.2 million of accrued interest associated with these obligations. As a result, the Company recognized a gain on extinguishment of debt of approximately $1.9 million during the year ended June 30, 2026.

During February 2023, the Company executed a promissory note with an investor in the original principal amount of $560,000. During November 2023, the Company executed an amendment to the promissory note providing for interest only payments for 18 months at 12% per annum and thereafter the amortization of the note over a 12-month period, beginning in June 2025. The $560,000 principal balance was repaid in full during the year ended June 30, 2026.

Convertible Notes

The following table summarizes the Company’s convertible notes as of June 30, 2026 and 2025:

	Maturity	June 30,
	Date	2026	2025
Convertible Notes:
Convertible Notes – July 2025 Issuance, issued in exchange for digital assets, due July 16, 2027. Interest rate per annum is 2.00%. Accrued interest is payable quarterly. At any time prior to maturity, the notes are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $4.25 per share; if a note is not converted prior to maturity, the Company will settle the obligation through the return of the digital assets originally received in exchange for that note.	July 16, 2027	$149,996,123	$-
Unamortized deferred financing costs on Convertible Notes – July 2025 Issuance		(3,973,407)	-
Convertible Notes – July 2025 Issuance, net		146,022,716	-

Convertible Note – January 2026 Issuance, issued in exchange for digital assets, due January 9, 2028. Interest rate per annum is 1.00%. Accrued interest is payable quarterly. At any time prior to maturity, the note is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $2.39 per share; if the note is not converted prior to maturity, the Company will settle the obligation through the return of the digital assets originally received in exchange for the note.	January 9, 2028	16,419,340	-
Total Convertible Notes		162,442,056
Less: current portion		-	-
Convertible notes payable		$162,442,056	$-

The following table summarizes the outstanding principal balances and contractual settlement terms of the Company’s convertible notes as of June 30, 2026:

			Outstanding
		SOL Tokens	Principal Balance
Convertible Notes	Maturity Date	Deliverable at Maturity*	(Historical USD Value)*
Convertible Notes July 2025 Issuance	July 16, 2027	962,955	$149,996,123
Convertible Note January 2026 Issuance	January 9, 2028	121,221	16,419,340

__________________

* The convertible notes are not repayable in cash. If a holder does not elect conversion into shares of the Company’s common stock before maturity, the Company is required to settle the outstanding principal balance through delivery of the contractually specified quantity of SOL, reduced proportionately for any principal previously converted. The Company evaluated the SOL settlement provisions and the conversion features under ASC 815, Derivatives and Hedging. The Company concluded that the SOL settlement provisions do not require bifurcation because they do not meet the definition of a derivative, including the net-settlement criterion. The Company further concluded that the fixed-price conversion features qualify for the scope exception for contracts involving the Company’s own equity and, therefore, do not require separate derivative accounting. Accordingly, no embedded derivative assets or liabilities were recognized in connection with the convertible notes. The outstanding principal balances represent the historical U.S. dollar values assigned at issuance and do not represent the fair value of the associated SOL as of June 30, 2026 or the value of SOL that may ultimately be delivered at settlement.

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

On January 9, 2026, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued to the investor a secured convertible note (the “Convertible Note – January 2026 Issuance”) in the original principal amount of approximately $36.0 million, in exchange for the transfer and contribution of 265,500 units of Solana in the form of locked Solana, with a maturity date of January 9, 2028. The note bears interest at a rate of 1.00% per annum, payable quarterly in cash. At maturity, or upon acceleration following an event of default, to the extent the note has not been converted in full, the investor is entitled to receive a pro rata return of the digital assets corresponding to the outstanding principal balance of the note at such time. The principal amount of the note is convertible, in whole or in part, at the option of the investor at any time, into shares of the Company’s common stock at a fixed conversion price of $2.39 per share, subject to customary adjustments, ownership limitations, and other conditions set forth in the agreement. Furthermore, the Company may deliver forced conversion notices. The note also provides for forced conversion under certain circumstances, subject to satisfaction of specified conditions, including trading price and liquidity thresholds, the effectiveness of a resale registration statement covering the shares issuable upon conversion, and the absence of events of default. Following the June 2026 partial extinguishment, the outstanding principal balance of the January 2026 Convertible Note was $16.4 million as of June 30, 2026.

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

During June 2026, the Company issued 5,250,000 shares of common stock and 6,992,300 pre-funded common stock purchase warrants to purchase up to 6,992,300 shares of common stock for aggregate purchase price of $19,542,635. The aggregate purchase price was satisfied through the retirement and cancellation of $19,542,635 of the outstanding principal under the Company’s Convertible Note – January 2026 Issuance. In connection with the partial extinguishment of the convertible note, the Company recognized a gain on extinguishment of debt of approximately $8.4 million. The note otherwise remains in full force and effect in accordance with its terms, and the conversion price thereunder is unaffected by the transaction.

Note 11. Related Party Transactions

In March 2025, Allan Marshall purchased 125,000 shares of Series A preferred shares from the Company at a per share price of $2.60 per preferred share. This purchase was settled through the cancellation of a $400,000 related party advance. There are no advances due to Allan Marshall at June 30, 2026 and 2025.

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC, which is owned by our CEO, Allan Marshall. The lease is for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month. The initial term of the lease is five years. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of what we include in ROU assets. The Company spent $611,768 in leasehold improvements to prepare the facility for product manufacturing, which will be amortized over the five-year lease term. Product manufacturing was at full capacity and fully moved from the Nevada facility as of August 1, 2024. During the years ended June 30, 2026 and 2025, the Company recognized lease expense related to this lease of $186,536 and $320,050, respectively. As a result of the Company’s course of action to terminate the CBD gummy and other operations, a loss on disposal of leasehold improvements of approximately $477,000 was recorded during the year ended June 30, 2026. No such loss was recognized during the year ended June 30, 2025. As of June 30, 2026, the Company no longer leases this facility or has obligations related to this facility.

On June 13, 2024, the Company entered into a Stock Purchase Agreement pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity of its wholly owned subsidiary VitaMedica, Inc. to three investors (the “Buyers”). One of the minority interest Buyers is Allan Marshall, the Company’s CEO. The purchase price for the stock was $6,000,000, subject to certain customary post-closing adjustments. The proceeds of the transaction were used for working capital, the reduction of debt and the reduction of other liabilities. At June 30, 2026, there was no outstanding purchase price receivable related to the transaction. At June 30, 2025, the outstanding purchase price receivable was $2,000,000.

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

Common Stock

During the year ended June 30, 2026:

7,889,266 pre-funded warrants were exercised for 7,889,266 shares of common stock in connection with the private placement offering occurring in April 2025 in which the Company issued 35,970,383 shares of common stock at an offering price of $2.28 per share.

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

In connection with the vesting of restricted stock units, 533,665 shares of common stock were issued.

In connection with the Company’s at-the-market offering program, the Company issued 6,581,559 shares of common stock for aggregate gross proceeds of approximately $7.7 million.

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

In connection with a private placement financings completed in February 2026, the Company issued 6,337,000 shares of common stock and 6,337,000 common stock purchase warrants issued in a private placement that generated aggregate gross proceeds of approximately $7.4 million, representing an effective purchase price of $1.17 per share of common stock and accompanying warrant. Each such warrant is exercisable for one share of common stock at an exercise price of $1.50 per share.

In June 2026, the Company entered into a privately negotiated debt-for-equity exchange in which it issued 5,250,000 shares of common stock and 6,992,300 pre-funded common stock purchase warrants to purchase up to 6,992,300 shares of common stock for aggregate purchase price of approximately $19.5 million, representing an effective purchase price of $1.60 per share of common stock and accompanying warrant. The aggregate purchase price was satisfied through the retirement and cancellation of $19.5 million of the outstanding principal under the Company’s Convertible Note – January 2026 Issuance. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.00001 per share.

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

The Company evaluated the warrants and concluded that they met the criteria to be classified within stockholders’ equity within additional paid-in-capital. The warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock and (6) meet the equity classification criteria. As of June 30, 2026, the Company had 3,289,474 warrants outstanding related to the November 2025 private placement offering, 6,337,000 warrants outstanding related to the February 2026 private placement offering, 6,992,300 warrants outstanding related to the June 2026 private placement offering, and an additional 168,134 warrants outstanding related to various prior period issuances.

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

During the year ended June 30, 2026, the Company repurchased 2,894,287 shares of common stock at a weighted-average price, including fees, of $0.96 per share, for total consideration of approximately $2.8 million.

As of June 30, 2026, all repurchased shares have been retired and are not reflected as treasury stock in the Consolidated Balance Sheets.

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

Note 13. Stock-Based Compensation

The Company maintains the 2019 Equity Incentive Plan (the “2019 Plan”), which provides for the grant of stock-based awards to employees, officers, directors, consultants, and other service providers. The 2019 Plan is administered by the Compensation Committee of the Board of Directors (or such other committee designated by the Board of Directors), which has authority to determine the recipients and terms and conditions of awards granted under the 2019 Plan. Awards may include stock options, restricted stock units, and other stock-based awards authorized under the 2019 Plan. As of June 30, 2026, 25,000,000 shares of the Company’s common stock were authorized for issuance under the 2019 Plan.

Stock Options

A summary of stock option activity for the years ended June 30, 2026 and 2025 is as follows:

		Weighted	Average
		Average	Remaining	Aggregated
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2024	200,714	$57.40	5.83	$-
Granted	620,000	2.36	-	-
Forfeited or cancelled	(192,083)	55.13	-	-
Exercised	(7,278)	3.46	-	-
Outstanding at June 30, 2025	621,353	$3.39	5.66	$374,500
Granted	125,000	4.63	-	-
Forfeited or cancelled	(82,153)	10.74	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2026	664,200	$2.64	4.64	$-
Options exercisable at June 30, 2026 (vested)	637,450	2.63	4.65	-
Options exercisable at June 30, 2025 (vested)	600,311	3.42	5.52	-

The average fair value of stock options granted was estimated to be $4.18 per share for the period ended June 30, 2026, and the closing stock price on June 30, 2026, was $0.78 per common share.

The average fair value of stock options granted was estimated to be $2.36 per share for the period ended June 30, 2025, and the closing stock price on June 30, 2025, was $2.98 per common share.

Stock-based compensation expense attributable to stock options was approximately $124,514 and $1,409,916 for the years ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was approximately $56,196 unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately 0.43 years.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended June 30, 2026 and 2025:

Year Ended June 30,
	2026	2025
Dividend rate	-	-
Risk free interest rate	3.64%-3.75%	3.95%-4.61%
Expected term	5 years	5-10 years
Expected volatility	144%-145%	146%-151%
Grant date stock price	$2.91-5.77	$2.28-3.46

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended June 30, 2026 and 2025. In the year ended June 30, 2025, in light of the 1-20 reverse split, certain grants were cancelled and re-issued. The estimate of forfeitures relating to terminations is still 0%.

There were 19,046,056 shares available for issuance as of June 30, 2026, under the 2019 Plan as amended. The 2019 Plan contains an “evergreen” provision pursuant to which shares authorized for issuance may be automatically replenished.

Restricted Stock Units

Stock-based compensation from restricted stock units (“RSUs”) was approximately $17,049,029 and $696,946 for the years ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, there was approximately $3,982,176 of unrecognized compensation expense related to 1,494,337 RSUs. The weighted-average term remaining on the unvested shares was approximately 0.45 years.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2024	7,500	$9.82
Granted	447,000	2.86
Cancelled or forfeited	(130,000)	3.37
Issued	(102,583)	3.53
Outstanding as of June 30, 2025	221,917	$2.48
Granted	4,939,000	4.49
Cancelled or forfeited	-	-
Issued	(533,665)	3.49
Outstanding as of June 30, 2026	4,627,252	$4.51

At June 30, 2026, there were approximately 3,132,915 vested RSUs that are included in the 4,627,252 RSUs outstanding above as they are not included in the Company’s issued and outstanding common stock.

The components of stock-based compensation for the years ended June 30, 2026 and 2025 are as follows:

	Year Ended June 30,
	2026	2025

Stock options amortization	$124,514	$1,409,916
Restricted stock units amortization	17,049,029	696,946
Warrants amortization granted to asset manager	4,722,271	-
Total stock-based compensation	$21,895,814	$2,106,862

As a result of the termination of the Company’s Asset Management Agreement, the Company expensed all remaining unamortized costs associated with the warrants granted to the asset manager, which was approximately $4.7 million for the year ended June 30, 2026. No such expense was recognized during the year ended June 30, 2025. These expenses are included within Stock-based compensation in the Consolidated Statements of Operations.

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

At June 30, 2026, the Board of Directors had awarded the following PSUs with the following grant date values:

Units

Phantom Stock Units with a grant value of $1.17	158,425
Phantom Stock Units with a grant value of $1.91	1,760,000
Phantom Stock Units with a grant value of $2.89	1,153,997
Phantom Stock Units with a grant value of $3.04	82,238
Phantom Stock Units with a grant value of $4.00	311,432
Phantom Stock Units with a grant value of $4.25	6,908
Total Phantom Stock Units granted	3,473,000

The Company recognizes the estimated compensation cost related to the PSU awards in its consolidated financial statements in accordance with ASC 718. Compensation cost is recognized over the requisite service period, with the liability remeasured at fair value at each reporting date. Changes in the estimated fair value are recognized in General and administrative expense in the Consolidated Statement of Operations and the related liability is presented within Accrued compensation in the Consolidated Balance Sheets.

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

During the years ended June 30, 2026 and 2025, the Company recognized no compensation expense related to the Plan.

Note 15. Income Taxes

The components of income tax benefit (expense) for the years ended June 30, 2026 and 2025 are as follows:

	Year Ended June 30,
	2026	2025

Current tax provision	$13,558	$13,558
Deferred tax provision	(13,558)	(13,558)
Income tax benefit (expense)	$-	$-

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended June 30, 2026 is as follows:

	Amount	Percentage

U.S. federal statutory income tax	$(51,629,649)	21.00%
State and local income taxes, net of federal benefit	(13,871,476)	5.65%
Foreign tax effects	-	-%
Effect of changes in tax laws or rates	-	-%
Effect of cross-border tax laws	-	-%
Tax credits	-	-%
Changes in valuation allowance	69,709,798	(28.36)%
Nontaxable or nondeductible items	29,670	(0.01)%
Changes in unrecognized tax benefits	-	-%
Other, net	(4,238,343)	1.72%
Income tax benefit (expense)	$-	-%

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended June 30, 2026 and 2025 is as follows:

	Year Ended June 30,
	2026	2025

U.S. federal statutory income tax rate	21.00%	21.00%
State taxes, net of federal benefit	5.47%	4.80%
Nondeductible expenses	(0.01)%	(0.03)%
Return-to-provision adjustment	-%	-%
State tax rate change	0.18%	0.25%
Other, net	1.72%	3.81%
Valuation allowance	(28.36)%	(29.83)%
Effective income tax rate	-%	-%

The components of the Company’s net deferred tax asset as of June 30, 2026 and 2025 are as follows:

	June 30,
	2026	2025

Net operating loss carryforwards	$23,452,438	$9,601,876
Right-of-use assets	434,706	(28,366)
Inventory write-offs	91,164	161,146
Unrealized loss (gain) on digital assets	54,432,275	(27,512)
Intangible assets	149,517	2,795,409
Stock-based compensation	5,961,672	2,770,725
Capital loss carryforwards	277,873	271,334
Property and equipment	55,684	306,804
Allowance for credit losses	68,602	172,844
Accrued compensation	783,181	13,784
Operating lease payable	(264,143)	-
Deferred revenue	1,262	3,572
Other, net	307,189	7
Valuation allowance	(79,802,562)	(10,092,765)
Deferred tax asset	$5,948,858	$5,948,858

The following table presents income taxes paid (net of refunds received) for the year ended June 30, 2026:

Income Taxes Paid

Federal	$-
State and local	11,313
Foreign	-
Income tax paid	$11,313

As of June 30, 2026 and 2025, the Company had aggregate gross temporary differences and tax carryforwards of $305,954,591 and $59,994,500, respectively. Of these amounts, federal net operating loss carryforwards as of June 30, 2026 and 2025 were $82,825,775 and $36,275,274, respectively. The remaining amounts consisted of other gross temporary differences and tax carryforwards of $223,128,816 and $23,719,226, respectively. The Company’s federal net operating loss carryforwards may be carried forward indefinitely, subject to applicable limitations.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income during the periods in which the temporary differences reverse or the net operating loss carryforwards are available. As of June 30, 2026 and 2025, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Based on the weight of the available evidence, the Company determined that it is more likely than not that a portion of its deferred tax assets will not be realized. Accordingly, the Company recorded valuation allowances as of June 30, 2026 and 2025 of $79,802,562 and $10,092,765, respectively.

The Company had no unrecognized tax benefits as of June 30, 2026 and 2025. The Company recognized no interest or penalties related to uncertain tax positions during the years ended June 30, 2026 and 2025, and no amounts of interest or penalties were accrued as of June 30, 2026 and 2025.

We file federal and state income tax returns in jurisdictions with varying statutes of limitations. Income tax returns generally remain subject to examination by federal and most state tax authorities. The Company is currently under examination by the Internal Revenue Service with respect to its federal income tax return for the year ended December 31, 2023.

Note 16. Exit of Manufacturing and Distribution Operations

During December 2025, the Company decided on a course of action to shut down certain manufacturing and distribution centers supporting the Company’s health and wellness products, including those products manufactured with hemp ingredients and certain related distribution operations, which it completed during February 2026.

The exit reflects the Company’s strategic decision to focus resources on its digital asset treasury strategy and other business initiatives aligned with its broader operating priorities. The Company concluded that the exit did not represent a discontinued operation because the exited activities did not constitute a component of the Company that was disposed of or classified as held for sale and did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results. Accordingly, the related operating results and impairment charge are presented within continuing operations.

During the year ended June 30, 2026, as a result of the Company’s course of action to shut down these manufacturing and distribution centers, a loss on disposal of $1,422,289 was recognized within Impairment on assets from manufacturing shut down within the Consolidated Statements of Operations. No such loss was recognized during the year ended June 30, 2025.

As of June 30, 2026, the Company had 10 full-time employees. As of June 1, 2026, the Company no longer leases warehouse space, with all brand distributions activities to be handled by third-party providers.

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

Note 18. Segment Information

The Company operates as one operating segment and has one reportable segment. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The Company’s reportable segment includes its digital asset treasury activities and consumer products operations. The accounting policies of the reportable segment are the same as those described in Note 2.

Financial information is provided to the CODM on a consolidated basis. The CODM uses consolidated revenue and net loss to assess the Company’s performance, make operating decisions, and allocate resources.

The CODM is regularly provided with the consolidated expense information presented in the Company’s consolidated statements of operations. Accordingly, the Company’s segment revenue, significant segment expenses, and net loss are the same as the corresponding amounts presented in the consolidated statements of operations. The Company has no additional significant segment expense categories that are regularly provided to the CODM and included in the measure of segment profit or loss.

The CODM also reviews the Company’s assets on a consolidated basis. Accordingly, segment assets are the same as total assets reported in the Consolidated Balance Sheets.

Note 19. Subsequent Events

During August 2026, subsequent to the year ended June 30, 2026, in connection with the Company’s at-the-market offering program, the Company issued approximately 2.5 million shares of common stock for aggregate gross proceeds of approximately $2.5 million.

During September 2026, subsequent to the year ended June 30, 2026, the Company amended the terms of its existing credit facility with BitGo. Pursuant to the amendment, the interest rate on the outstanding borrowings was reduced from 11.50% to 7.50% per year. At the time of the amendment, approximately $57.3 million was outstanding under the credit facility.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2026.

Remediation of Previously Identified Material Weaknesses

As reported in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2025, our management concluded that our internal control over financial reporting was not effective as of June 30, 2025 due to material weaknesses related to:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review.

During the year ended June 30, 2026, management implemented additional processes and controls designed to remediate the material weaknesses and address its underlying causes. Management’s internal control remediation efforts included the following:

•	Expanded the finance and accounting function to improve segregation of duties and management oversight.

•	Implemented formal preparer and reviewer controls over account reconciliations, financial reporting schedules, and SEC reporting.

•	Enhanced management review controls over significant transactions, accounting estimates, financial statement preparation, and related disclosures.

•	Formalized accounting policies, financial close procedures, and documentation supporting the execution and review of key internal controls.

•	Established ongoing monitoring procedures to evaluate the design and operating effectiveness of the enhanced controls and support management’s assessment of internal control over financial reporting.

As a result of the actions taken above, management has determined that the controls were effectively designed and operated effectively for a sufficient period of time. Accordingly, management concluded that the previously identified material weaknesses in internal control over financial reporting have been remediated as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act of 2002. As a non-accelerated filer, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Item 9B. Other Information

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Allan Marshall	Chief Executive Officer, Director (Chairman)	59	May 17, 2019

Andrew J. Norstrud	Chief Financial Officer, Director	53	April 1, 2020

Brian Rudick	Chief Strategy Officer	44	May 22, 2025

Gene Salkind	Director	72	January 1, 2021

Thomas C. Williams	Director	66	January 1, 2021

Lawrence H. Dugan	Director	59	January 1, 2021

____________

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Allan Marshall, 59, Chief Executive Officer, Director. Mr. Marshall joined the Company as CEO in May of 2019 and was previously retired prior to joining the Company working as a serial entrepreneur with a focus on development stage companies in hyper growth industries, with the past several years focusing on the technology and cannabis industries. Mr. Marshall is often the driving force behind the organization for its initial growth and funding strategies. Mr. Marshall began his career in the transportation and logistics industry. Mr. Marshall founded Segmentz, Inc. in November of 2000 and served as the Chief Executive Officer, successfully acquiring five distinct logistic companies, raised more than $25,000,000 of capital, creating the infrastructure and business foundation that is now XPO Logistics, Inc. (NYSE: XPO) with revenues in excess of $17 billion. Prior to Segmentz, Mr. Marshall founded U.S. Transportation Services, Inc. (“UST”) in 1995, whose main focus was third party logistics. UST was sold to Professional Transportation Group, Inc. in January 2000 and Professional Transportation Group ceased business in November 2000. Prior to 1995, Mr. Marshall served as Vice President of U.S. Traffic Ltd, a Canadian company, where he founded their United States logistics division and had previously founded a successful driver leasing company in Toronto, Ontario, Canada.

Andrew J. Norstrud, 53, Chief Financial Officer, Director. Mr. Norstrud joined Upexi, Inc. in July of 2019 as a consultant and became the Chief Financial Officer in April of 2020 and a Director as of January 2021. Prior to joining Upexi, Inc., Mr. Norstrud worked as a consultant through his own consulting firm. Mr. Norstrud served as the Chief Financial Officer for Gee Group Inc. from March 2013 until June 2018. Mr. Norstrud also served Gee Group as CEO from March 7, 2014 until April 1, 2015. Mr. Norstrud served as a director of GEE Group Inc. from March 7, 2014 until August 16, 2017. Prior to GEE Group Inc., Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013. From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak. Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc. (XPO Logistics), and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building a financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida. Mr. Norstrud is a Florida licensed Certified Public Accountant.

Brian Rudick CFA, 44, Chief Strategy Officer. Mr Rudick joined Upexi, Inc. in May 2025 and brings deep expertise and connectivity in both traditional finance and crypto alike. Most recently, Mr. Rudick served as Head of Research for GSR, the largest digital asset market maker, where he demonstrated thought leadership externally and led internal business initiatives, including GSR’s lead investment into Upexi’s $100 million private placement. Prior to GSR, Mr. Rudick spent over a decade on Wall Street, primarily managing a long-short portfolio of bank stocks as a key member of financials-focused teams at Citadel, Balyasny, and Millennium. Mr. Rudick started his career at the Federal Reserve, where he conducted research as part of the monetary policy process. He holds a BSc from Duke University, an MBA from The University of Chicago, and is a CFA Charter holder.

Gene Salkind, 72, Director. Gene Salkind, M.D. has been a practicing neurosurgeon for more than 35 years outside of Philadelphia, PA. He graduated from the University of Pennsylvania in 1974 with a B.A., Cum Laude, and received his medical degree from the Lewis Katz School of Medicine in 1979. He returned to the University of Pennsylvania for his neurosurgical residency and in 1985 was selected as the Chief Resident in Neurosurgery at the Hospital of the University of Pennsylvania. Since that time, he has been in a university affiliated practice of general neurological surgery. He has served as the Chief of Neurosurgery at Holy Redeemer Hospital, Albert Einstein Medical Center, and Jeanes Hospital in Philadelphia. He has authored numerous peer reviewed journal articles and has given lectures throughout the country on various neurosurgical topics. He has held professorships at the University of Pennsylvania, the Allegheny Health Education and Research Foundation, and currently at the Lewis Katz School of Medicine.

Dr. Salkind is a prominent investor in the pharmaceutical arena. Past investments include Intuitive Surgical, Pharmacyclics, which grew from less than $1 per share to subsequently being acquired by Abbvie for $250 per share, and Centocor, one of the nation’s largest biotechnology companies, which was acquired by Johnson & Johnson for $4.9 billion in stock. Dr. Salkind currently sits on the boards of Cure Pharmaceuticals, a leader in the biotechnology field, through its continual pursuit of redefining traditional drug delivery, and Mobiquity Technologies, Inc., a digital engagement provider. Mobiquity owns and operates a national location based mobile advertising network. The company’s suite of technologies allows clients to execute personalized and relevant experiences, driving brand awareness and incremental revenue. He was previously a board member of Derm Tech International, a global leader in non-invasive dermatological molecular diagnostics.

In 2019, Dr. Salkind joined the Strategic Advisory Board of Bio Symetrics, a company that has built data services tools for automated pre-processing, integrated analytics, and predictive modeling to make machine learning accessible to scientists and providers. Their technology serves health and hospital systems, biopharma, drug discovery and precision medicine.

Thomas C. Williams, 66, has over 40 years of experience in the insurance industry. He has served in multiple roles in both originations and the administration side of operations. Mr. Williams has a specialization in providing securitization mechanisms of illiquid insurance assets. Thomas was with Smith Barney for his training in the capital markets and insurance industries.

Mr. Williams is currently an officer and director in several Ireland based holding companies with a focus in the insurance industry. He is a former member of the Risk Committee of Wyndham, a large Bermuda based captive. He has extensive experience in the Offshore and European Union insurance markets in both developing the structures and implementing corporate governance. His current role includes providing risk management services to a Section 110 Investment platform in both Luxembourg and Ireland for CSM Securities. Mr. Williams was the intermediary in the sale of Associate Industries of Florida, one of the largest insurance companies in workers’ compensation. He facilitated the sale to Am Trust, a New York publicly traded company in 2009.

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

Mr. Williams completed a training program at Northwestern’s Kellogg Business School for Corporate Governance in Public Companies in 2013.

Lawrence H. Dugan, 59, Director. Mr. Dugan is a partner with the accounting firm Dorra & Dugan and has been since 1996. Mr. Dugan graduated from the University of Central Florida in 1989. Mr. Dugan is a Florida licensed Certified Public Accountant.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership of such equity securities with the SEC. Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the forms furnished to the Company and written representations provided to the Company from the individuals required to file the reports, the Company believes that during the year ended June 30, 2026, each of its executive officers and directors has complied with Section 16(a) filing requirements except for:

•

Allan Marshall filed two late Forms 4 on July 24, 2025 (for transactions that occurred on July 11, 2025 and July 16, 2025) and on December 17, 2025 (for a transaction that occurred on October 1, 2025).

•	Andrew Norstrud filed two late Forms 4 on July 24, 2025 (for a transaction that occurred on July 16, 2025) and on November 21, 2025 (for a transaction that occurred on October 1, 2025).

•	Brian Rudick filed a late Form 4 on July 24, 2025 (for a transaction that occurred on July 16, 2025).

•	Gene Salkind filed a late Form 4 on July 30, 2025 (for transactions that occurred on July 11, 2025 and July 16, 2025).

•	Thomas Williams filed a late Form 4 on July 24, 2025 (for a transaction that occurred on July 16, 2025).

•	Lawrence Dugan filed a late Form 4 on July 24, 2025 (for transactions that occurred on July 15, 2025 and July 16, 2025).

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

Audit Committee and Financial Expert

On January 27, 2021, our Board established an audit committee that operates under a written charter as approved by our Board. The members of our Audit Committee are Dr. Gene Salkind, Mr. Thomas Williams, and Mr. Lawrence Dugan. Mr. Dugan serves as chairman of the Audit Committee and our Board has determined that he is an “audit committee financial expert” as defined by applicable SEC rules. The Board has determined that Dr. Salkind, Mr. Williams and Mr. Dugan are independent directors as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules, and has determined that Dr. Salkind, Mr. Williams, and Mr. Dugan, as members of the Audit Committee, meet the more stringent requirements under Rule 5605(c)(2) of the Nasdaq Listing Rules.

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

The Audit Committee met five times during the year ended June 30, 2026.

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

The Compensation Committee met three times during the year ended June 30, 2026.

Nominating and Governance Committee

On January 27, 2021, our Board established a nominating and governance committee that operates under a written charter as approved by our Board. The members of our Nominating and Governance Committee are Dr. Gene Salkind, Mr. Thomas Williams, and Mr. Lawrence Dugan. Mr. Williams serves as chairman of the Nominating and Governance Committee.

Our Nominating and Governance Committee is responsible for assisting the Board in (1) proposing a slate of qualified nominees for election to the Board by the shareholders or in the event of a Board vacancy, (2) evaluating the suitability of potential nominees for membership on the Board, (3) determining the composition of the Board and its committees, (4) monitoring a process to assess Board, committee and management effectiveness, (5) aiding and monitoring management succession planning and (6) developing, recommending to the Board, implementing and monitoring policies and processes related to the Company’s corporate governance guidelines. The Nominating and Governance Committee Charter is filed as Exhibit 10.13 hereto.

The Nominating and Governance Committee met twice during the year ended June 30, 2026.

Nominations to the Board of Directors

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our Board believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board. The Board, with the help of its Nominating and Governance Committee, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

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

Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended June 30, 2026 and 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allan Marshall, CEO, and Director (2)	2026	840,000	5,100,000	12,700,000	-	-	-	-	18,640,000
	2025	840,000	399,231	171,000	1,091,963	-	-	-	2,502,194

Andrew Norstrud, CFO and Director (3)	2026	350,000	650,000	2,107,300	-	-	-	-	3,107,300
	2025	266,385	350,000	228,000	-	-	-	-	844,385

Brian Rudick, CSO (4)	2026	300,000	1,239,000	1,156,000	-	-	-	-	2,695,000
	2025	25,385	-	-	-	-	-	-	25,385

_____________

(1)

Represents equity-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 – Compensation – Stock Compensation, using the Black-Scholes option pricing model.

(2)	At June 30, 2026, Allan Marshall had an accrued and unpaid bonus of $3,930,000 not included in this compensation table.

(3)	At June 30, 2026, Andrew Norstrud had an accrued and unpaid bonus of $850,000 not included in this compensation table.

(4)

Brian Rudick was appointed Chief Strategy Officer on May 22, 2025. Accordingly, the salary reported for fiscal 2025 reflects only the portion of the fiscal year during which he served in that position. At June 30, 2026, Brian Rudick had an accrued and unpaid bonus of $600,000 not included in this compensation table.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except share options, restricted stock grants, and phantom stock units have been and may be granted at the discretion of our Board of Directors. The value of the option awards is based on the intrinsic value at date of grant. The value of the restricted stock grants is based on the fair market value of the underlying shares on the date of grant. Phantom stock units are unsecured, unfunded contractual rights to receive a cash payment from the Company based on a 30- or 31-day average market price of the Company's common stock prior to the applicable payment date, settled solely in cash, and do not entitle the holder to any shares of common stock, voting rights, or dividends.

Employment Agreements

Allan Marshall

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

Andrew Norstrud

On April 24, 2025, the Company entered into a new employment agreement with Andrew Norstrud as Chief Financial Officer (the “Norstrud Agreement”). The Norstrud Agreement increases Mr. Norstrud’s base salary to $350,000 per year and can be increased at the discretion of the Board of Directors. Mr. Norstrud was awarded a restricted stock grant of 100,000 shares that vests 10% per month for 10 months of continued employment. Mr. Norstrud will be paid a quarterly bonus of between 30% and 100% of his salary as determined by the Chief Executive Officer. In addition, Mr. Norstrud may receive additional incentive compensation at the discretion of the Chief Executive Officer and the Board of Directors. The term of the agreement is three years and will automatically renew for a one year period, if it is not terminated earlier. The Norstrud Agreement contains standard termination, change of control, non-compete and confidentiality provisions.

Brian Rudick

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes equity awards granted to named executive officers and directors that were outstanding as of June 30, 2026:

	Option Awards					Stock Awards (1)
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Allan Marshall, CEO, and Director	500,000	-	-	$2.28	4/17/2030	-	-	800,000	$2,333,644
Andrew Norstrud, CFO and Director	-	-	-	$-	-	-	-	140,833	$352,123
Brian Rudick, CSO	-	-	-	$-	-	-	-	33,333	$3,322
Gene Salkind, Director	35,000	-	-	$2.28	4/17/2035	-	-	37,500	$1,204
	25,000	-	-	$3.46	1/17/2035	-	-	-	$-
Thomas C. Williams, Director	25,000	-	-	$3.46	1/17/2035	-	-	12,500	$401
Lawrence H Dugan, Director	25,000	-	-	$3.46	1/17/2035	-	-	-	$-

_____________

(1)

The table excludes vested restricted stock units that had not yet been settled through the issuance of shares of common stock as of June 30, 2026. The following individuals held vested restricted stock units as of June 30, 2026: Mr. Marshall, 2,075,000; Mr. Norstrud, 449,167; Mr. Rudick, 266,667; Dr. Salkind, 37,500; and Mr. Dugan, 12,500.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options, restricted stock grants, and phantom stock units have been and may be granted at the discretion of our Board of Directors. The value of the option awards is based on the intrinsic value at date of grant.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Directors Compensation

Our directors also receive cash compensation of $5,000 per quarterly board meeting and receive $5,000 up to $7,000 per year for being committee chair.

The table below summarizes the compensation we paid to our non-employee directors for the year ending June 30, 2026.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gene Salkind (1)	$25,000	$578,000	-	-	-	-	$603,000

Thomas Williams	$25,000	$289,000	-	-	-	-	$314,000

Lawrence H. Dugan	$27,000	$289,000	-	-	-	-	$316,000

_____________

(1) Stock awards granted to Gene Salkind include 100,000 restricted stock granted for participation in a special advisory committee to the Company. This award was granted outside of his compensation for his normal duties as Board member.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors have received and are expected in the future to receive stock options to purchase shares of our common stock, restricted stock grants, and phantom stock units as awarded by our Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 2026, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers, and our directors and executive officers as a group. Beneficial ownership consists of a direct interest in the shares of common stock and preferred stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Each person has sole voting and investment power with respect to the shares of common stock and preferred stock, except as otherwise indicated. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided, i.e. within 60 days of June 30, 2026.

Unless otherwise indicated, the address of each of the following persons is c/o Upexi, Inc., 3030 N. Rocky Point Drive, Suite 420, Tampa, FL 33607.

Executive Officers and Directors:

	Preferred Stock		Common Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)	Amount and Nature of Beneficial Ownership		Percentage of Class (2)
Allan Marshall	150,000	100.00%	4,285,149	(3)	5.24%
Andrew Norstrud	-	-%	589,138	(4)	* %
Brian Rudick	-	-%	893,422	(5)	1.13%
Gene Salkind	-	-%	895,370	(6)	1.14%
Thomas Williams	-	-%	125,000	(7)	* %
Lawrence Dugan	-	-%	146,389	(8)	* %
Directors and Executive Officers as a Group	150,000	100.00%	6,934,468		8.37%

_____________

*	Represents less than 1% of the number of shares of our common stock outstanding

(1)	150,000 shares of preferred stock can be converted into 138,889 shares of common stock, at the election of the holder.

53

(2)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2026. As of June 30 2026, there were 78,702,358 shares of our company’s common stock issued and outstanding.

The number of shares beneficially owned includes any shares over which the person has sole or shared voting power or investment power and also any shares that the person can acquire within 60 days of June 30, 2026 through the exercise of any stock options or other right.

The percentages shown are based on the 78,702,358 shares of our common stock outstanding as of June 30, 2026. For purposes of computing the percentages of outstanding shares of common stock held by each person, any shares that the person has the right to acquire within 60 days after June 30, 2026 are deemed to be outstanding with respect to such person but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(3)

Represents (i) 1,171,260 shares of common stock, (ii) 138,889 shares issuable upon the conversion of preferred stock, (iii) 500,000 shares issuable upon the exercise of stock options that are exercisable within 60 days, and (iv) 2,475,000 shares issuable upon the vesting and settlement within 60 days of restricted stock units for which the holder may elect share settlement.

(4)	Represents (i) 59,138 shares of common stock and (ii) 530,000 shares issuable upon the vesting and settlement within 60 days of restricted stock units for which the holder may elect share settlement.

(5)

Represents (i) 538,597 shares of common stock, (ii) 300,000 shares issuable upon the vesting and settlement within 60 days of restricted stock units for which the holder may elect share settlement, and (iii) 54,825 shares issuable upon the exercise of warrants.

(6)

Represents (i) 760,370 shares of common stock, (ii) 60,000 shares issuable upon the exercise of stock options that are exercisable within 60 days, and (iii) 75,000 shares issuable upon the vesting and settlement within 60 days of restricted stock units for which the holder may elect share settlement.

(7)

Represents (i) 75,000 shares of common stock, (ii) 25,000 shares issuable upon the exercise of stock options that are exercisable within 60 days, and (iii) 25,000 shares issuable upon the vesting and settlement within 60 days of restricted stock units for which the holder may elect share settlement.

(8)

Represents (i) 96,389 shares of common stock, (ii) 25,000 shares issuable upon the exercise of stock options that are exercisable within 60 days, and (iii) 25,000 shares issuable upon the vesting and settlement within 60 days of restricted stock units for which the holder may elect share settlement.

More than 5% Beneficial Owners:

	Preferred Stock		Common Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class	Amount and Nature of Beneficial Ownership		Percentage of Class
MMCAP International Inc. SPC / MM Asset Management Inc.	-	-%	8,467,277	(1)	9.99%
Hivemind Validation Master Fund	-	-%	8,727,407	(2)	9.99%
EBT Group Holdings LLC	-	-%	8,727,407	(3)	9.99%
Polar Asset Management Partners Inc.	-	-%	8,727,407	(4)	9.99%
5% Beneficial Owners as a Group	-	-%	34,649,498		31.23%

_____________

(1)

Represents (i) 2,326,777 shares of common stock and (ii) shares of common stock issuable upon conversion of a convertible note. The convertible note is subject to a 9.99% beneficial ownership limitation, which restricts the holder’s ability to convert the note to the extent that such conversion would result in the holder beneficially owning more than 9.99% of the Company’s outstanding common stock. Accordingly, the number of shares deemed beneficially owned reflects the maximum number of shares that may be converted within such limitation as of June 30, 2026. Lawrence Leonard, the Chief Technical Officer of Admiral Admiration Ltd., the Manager of MMCAP International Inc. SPC (the “Selling Securityholder”), has voting and investment control of the shares held by the Selling Securityholder and may be deemed to be the beneficial owner of such shares. Mr. Leonard, however, disclaims any beneficial ownership of the shares held by the Selling Securityholder. The registered address of the Selling Securityholder is at c/o P.O. Box 32021 SMB, Admiral Financial Centre, 90 Fort Street, Grand Cayman, Cayman Islands KY1-1208.

(2)

Represents (i) shares of common stock issuable upon conversion of a convertible note. The convertible note is subject to a 9.99% beneficial ownership limitation, which restricts the holder’s ability to convert the note to the extent that such conversion would result in the holder beneficially owning more than 9.99% of the Company’s outstanding common stock. Accordingly, the number of shares deemed beneficially owned reflects the maximum number of shares that may be converted within such limitation as of June 30, 2026. Hivemind Validation QOZ GP (“Hivemind GP”) is the General Partner of the Selling Stockholder. Hivemind Capital Partners, LLC (“HCP”) is the Investment Manager of the Selling Stockholder. HCP’s voting and investment decisions are made by an investment committee comprised of Yechuan Zhang, Jake Greenstein and Emmanuel Vallod (the “Investment Committee Members”). Each of Hivemind GP, HCP and the Investment Committee Members disclaim beneficial ownership of the securities held by the Selling Stockholder, except to the extent of pecuniary interest therein. The address of Hivemind Capital Partners is 22nd Floor, 875 Sixth Avenue, New York, NY 10001.

(3)

Represents (i) shares of common stock issuable upon conversion of a convertible note. The convertible note is subject to a 9.99% beneficial ownership limitation, which restricts the holder’s ability to convert the note to the extent that such conversion would result in the holder beneficially owning more than 9.99% of the Company’s outstanding common stock. Accordingly, the number of shares deemed beneficially owned reflects the maximum number of shares that may be converted within such limitation as of June 30, 2026.Eric Taylor, the Manager of EBT Group Holdings LLC (the “Selling Securityholder”), has voting and investment control of the shares held by the Selling Securityholder. Mr. Taylor may be deemed to be the beneficial owner of such shares. Mr. Taylor, however, disclaims any beneficial ownership of the shares held by the Selling Securityholder. The registered address of the Selling Securityholders is at c/o 1575 North Park Drive, Weston, FL 33326.

(4)

Represents (i) shares of common stock issuable upon the exercise of warrants. The warrants are subject to a 9.99% beneficial ownership limitation, which restricts the holder’s ability to exercise the warrants to the extent that such exercise would result in the holder beneficially owning more than 9.99% of the Company’s outstanding common stock. Accordingly, the number of shares deemed beneficially owned reflects the maximum number of shares that may be exercised within such limitation as of June 30, 2026. Andrew Ma, the Chief Compliance Officer of Polar Multi-Strategy Master Fund (the “Selling Securityholder”), has voting and investment control of the shares held by the Selling Securityholder and may be deemed to be the beneficial owner of such shares. Mr. Ma, however, disclaims any beneficial ownership of the shares held by the Selling Securityholder. The registered address of the Selling Securityholder is at c/o 16 York Street, Suite 2900, Toronto, Ontario, Canada M5J 0E6.

Securities Authorized for Issuance under Equity Compensation Plans

The Company established the 2019 Equity Incentive Plan, as amended (the “2019 Plan”). The plan grants incentives to select persons who can make, are making and continuing to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons and to encourage and reward such contributions by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restricted stock. The 2019 Plan is administered by the Compensation Committee or such other committee as may be appointed by the Board of Directors pursuant to the 2019 Plan. The Compensation Committee has full authority to administer and interpret the provisions of the 2019 Plan, including, but not limited to, the authority to make all determinations with regard to the terms and conditions of awards made under the 2019 Plan. On September 18, 2024, the Company filed a Certificate of Change with the Nevada Secretary of State to effect a reverse stock split of its common stock at a rate of 1-for-20 (the "Reverse Stock Split"), which became effective as of October 3, 2024. The Reverse Stock Split was approved by the Board of Directors in accordance with Nevada law. Concurrently, the Company’s shareholders consented to, and the Board of Directors approved, an amendment of the 2019 Plan to increase the maximum number of shares that may be issued thereunder to 500,000 shares, as adjusted for the 1 for 20 reverse stock split. On June 16, 2025, the shareholders approved an amendment to the 2019 Plan to increase the number of shares issuable pursuant to awards granted under the 2019 Plan from 500,000 shares to 10,000,000 shares. On August 19, 2025, the shareholders approved an amendment to the 2019 Plan to increase the number of shares issuable pursuant to awards granted under the 2019 Plan from 10,000,000 shares to 25,000,000 shares.

The following table summarizes information, as of June 30, 2026, relating to compensation plans under which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) **

Equity compensation plans approved by security holders	5,291,452	$2.64	19,046,056
Equity compensation plans not approved by security holders	-	-	-
Total	5,291,452	$2.64	19,046,056

_____________

*   Consists of 664,200 options outstanding and 4,627,252 RSUs outstanding.

** There have been 10,919 shares issued for the exercise of stock options and 651,573 shares issued for vested RSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In March 2025, Allan Marshall purchased 125,000 shares of Series A preferred shares from the Company at a per share price of $2.60 per preferred share. This purchase was settled through the cancellation of a $400,000 related party advance. There are no advances due to Allan Marshall at June 30, 2026 and 2025.

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC, which is owned by our CEO, Allan Marshall. The lease is for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month. The initial term of the lease is five years. The Company is responsible for real estate taxes, utilities, and repairs under the terms of certain of the operating leases and accounted for as non-lease components and not part of what we include in ROU assets. The Company spent $611,768 in leasehold improvements to prepare the facility for product manufacturing, which will be amortized over the five-year lease term. Product manufacturing was at full capacity and fully moved from the Nevada facility as of August 1, 2024. During the years ended June 30, 2026 and 2025, the Company recognized lease expense related to this lease of $186,536 and $320,050, respectively. As a result of the Company’s course of action to terminate the CBD gummy and other operations, a loss on disposal of leasehold improvements of approximately $477,000 was recorded during the year ended June 30, 2026. No such loss was recognized during the year ended June 30, 2025. As of June 30, 2026, the Company no longer leases this facility or has obligations related to this facility.

On June 13, 2024, the Company entered into a Stock Purchase Agreement pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity of its wholly owned subsidiary VitaMedica, Inc. to three investors (the “Buyers”). One of the minority interest Buyers is Allan Marshall, the Company’s CEO. The purchase price for the stock was $6,000,000, subject to certain customary post-closing adjustments. The proceeds of the transaction were used for working capital, the reduction of debt and the reduction of other liabilities. At June 30, 2026, there was no outstanding purchase price receivable related to the transaction. At June 30, 2025, the outstanding purchase price receivable was $2,000,000.

Except as disclosed above, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the years ended June 30, 2026 and 2025, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

The Board of Directors has determined that Gene Salkind, Lawrence Dugan and Thomas Williams are independent directors under the listing standards.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended June 30, 2026 and 2025 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30,
	2026	2025
Audit Fees	$261,600	$245,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$261,600	$245,500

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Consolidated financial statements

(1)	Consolidated financial statements for our company are listed in the index under Part II, Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit Index
						Filed or
		Incorporation by Reference			Filing	Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Date	Herewith
3.1	Certificate of Incorporation	S-1	333-288822	3.1	7/21/25
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	001-40535	3.1	1/28/26
3.3	Bylaws	S-1	333-288822	3.2	7/21/25
4.1	Specimen of Stock Certificate	S-1	333-255266	4.6	4/15/21
10.1	Upexi, Inc. 2019 Incentive Stock Plan (Amended and Restated as of February 8, 2021)	S-1	333-255266	10.1	4/15/21
10.2	Form of Nonqualified Stock Option Agreement	S-1	333-255266	10.2	4/15/21
10.3	Stock Purchase Agreement, dated June 1, 2024	8-K	001-40535	10.1	6/17/24
10.4	Agreement to Unwind Securities Purchase Agreement, dated July 31, 2024	8-K	001-40535	10.1	8/5/24
10.5+	Employment Agreement, dated April 24, 2025, between Registrant and Allan Marshall	8-K	001-40535	10.1	4/25/25
10.6+	Employment Agreement, dated April 24, 2025, between Registrant and Andrew J. Norstrud	8-K	001-40535	10.2	4/25/25
10.7+	Employment Agreement, dated May 23, 2025 between the Company and Brian Rudick	8-K	001-40535	99.2	5/23/25
10.8	Equity Interest Purchase Agreement, dated August 31, 2023, between Registrant and Amplifyir Inc.	8-K	001-40535	2	9/6/23

10.9	Exercise of Option to Acquire Cygnet Online, LLC, dated September 1, 2023, between Registrant and Eric Hanig	10-K	001-40535	10.23	10/3/23
10.10	Upexi, Inc. 2019 Amended and Restated Stock Incentive Plan, effective May 24, 2022	S-8	333-273859	4.7	8/9/23
10.43	Loan Borrower Request, dated September 9, 2026, by and among Upexi, Inc., BitGo Prime, LLC and, solely with respect to Section 2(d) thereof, BitGo Trust, Inc.	8-K		10.1	9/14/26
10.44	Audit Committee Charter	10-K	001-40535	10.25	10/3/23
10.45	Compensation Committee Charter	10-K	001-40535	10.26	10/3/23
10.46	Nominating Committee Charter	10-K	001-40535	10.27	10/3/23
14.1	Code of Business Conduct and Ethics	10-K	001-40535	14.1	10/3/23
14.2	Whistleblower Policy	10-K	001-40535	14.2	10/3/23
19.1	Upexi, Inc. Insider Trading Policy					x
21.1	List of Subsidiaries of Registrant					x
23.1	Consent of Independent Registered Public Accounting Firm					x
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
97.1	Upexi, Inc. Compensation Recovery Policy	10-K/A	001-40535	97.1	4/22/25
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					x
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					x

______________________

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

UPEXI INC.
(Registrant)

Dated: September 17, 2026	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 17, 2026	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 17, 2026	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 17, 2026	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: September 17, 2026	/s/ Gene Salkind
Gene Salkind
Director

Dated: September 17, 2026	/s/ Thomas C. Williams
Thomas C. Williams
Director

Dated: September 17, 2026	/s/ Lawrence H. Dugan
Lawrence H. Dugan
Director

