Form 10-Q
period 2026-09-30
UPEXI, INC.
filed 2026-11-10
CIK 1775194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

______________________________________________________________

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

As of November 10, 2026, the registrant had 88,855,392 shares of common stock, par value $0.00001 per share, outstanding.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended June 30, 2026, and in our other filings with the Securities and Exchange Commission, as well as those discussed elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Upexi, Inc., unless otherwise indicated.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPEXI, INC.

Condensed Consolidated Financial Statements (Unaudited)

UPEXI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
	2026	2026
	(Unaudited)
ASSETS
Current assets
Cash	$6,428,420	$5,778,586
Accounts receivable, net	75,209	97,244
Inventory, net	272,105	265,961
Due from VitaMedica	43,586	10,766
Prepaid expenses and other assets	1,594,104	988,542
Current digital assets at fair value	192,766,344	109,625,166
Total current assets	201,179,768	116,766,265

Property and equipment, net	193,320	208,044
Intangible assets, net	67,163	86,353
Goodwill	673,854	673,854
Deferred tax asset	5,948,858	5,948,858
Digital assets at fair value, net of current portion	74,833,811	55,675,516
Other assets	107,597	163,223
Right-of-use asset, net	528,354	598,678
Total noncurrent assets	82,352,957	63,354,526

Total assets	$283,532,725	$180,120,791

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,283,557	$277,644
Accrued compensation	3,677,100	5,277,309
Deferred revenue	3,396	4,519
Accrued liabilities	1,945,708	1,675,521
Accrued interest	1,093,629	2,349,162
Acquisition payable	-	260,652
Short-term treasury debt	57,295,723	57,295,723
Current portion of Cygnet subsidiary notes payable	-	3,694,721
Current portion of convertible notes payable	146,976,334	-
Current portion of operating lease payable	301,198	295,167
Total current liabilities	212,576,645	71,130,418

Operating lease payable, net of current portion	284,201	362,235
Convertible notes payable, net of current portion	16,419,340	162,442,056
Long-term contingent liabilities	5,035,574	-
Total long-term liabilities	21,739,115	162,804,291

Stockholders' equity (deficit)
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, and 150,000 shares issued and outstanding	2	2
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 88,428,457 and 78,702,358 shares outstanding, as of September 30, 2026 and June 30, 2026, respectively	884	787
Additional paid in capital	266,701,425	252,793,813
Accumulated deficit	(217,485,346)	(306,608,520)
Total stockholders' equity (deficit)	49,216,965	(53,813,918)

Total liabilities and stockholders' equity (deficit)	$283,532,725	$180,120,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2026	2025

Revenue
Revenue	$431,281	$3,156,128
Digital asset revenue	3,052,839	6,083,617
Total revenue	3,484,120	9,239,745

Cost of revenue	88,829	956,745

Gross profit	3,395,291	8,283,000

Operating expenses
Sales and marketing	288,458	1,067,555
Distribution costs	147,342	887,596
General and administrative	7,055,956	9,257,208
Unrealized gain on digital assets	(101,999,183)	(77,996,124)
Realized loss on digital asset revenue conversion to USD	156,943	-
Realized loss on sale of digital assets	1,525,202	-
Stock-based compensation	3,890,744	5,756,398
Amortization of acquired intangible assets	19,190	19,190
Depreciation	14,724	135,902
	(88,900,624)	(60,872,275)

Income from operations	92,295,915	69,155,275

Other expense, net
Interest expense, net	(3,349,109)	(2,699,383)
Other income, net	176,368	292,230
Other expense, net	(3,172,741)	(2,407,153)

Income before income tax	89,123,174	66,748,122

Income tax benefit (expense)	-	-

Net income	$89,123,174	$66,748,122

Basic income per share:
Income per share	$0.97	$1.21

Diluted income per share:
Income per share	$0.68	$0.76

Basic weighted average shares outstanding	91,509,448	55,340,634
Diluted weighted average shares outstanding	134,395,945	88,479,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

							Total
	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid	Accumulated Earnings	Stockholders' Equity
	Shares	Par	Shares	Par	In Capital	(Deficit)	(Deficit)
FY 2026
Balance, June 30, 2025	150,000	$2	38,270,571	$383	$150,640,935	$(60,543,822)	$90,097,498

Stock-based compensation	-	-	-	-	5,756,398	-	5,756,398

Exercise of pre-funded warrants	-	-	7,889,266	79	7,810	-	7,889

Issuance of common stock, net of issuance costs	-	-	12,457,186	125	47,007,790	-	47,007,915

Issuance of stock for conversion of debt	-	-	276,238	2	1,174,008	-	1,174,010

Net income	-	-	-	-	-	66,748,122	66,748,122

Balance, September 30, 2025	150,000	$2	58,893,261	$589	$204,586,941	$6,204,300	$210,791,832

FY 2027
Balance, June 30, 2026	150,000	$2	78,702,358	$787	$252,793,813	$(306,608,520)	$(53,813,918)

Stock-based compensation	-	-	550,000	6	4,110,263	-	4,110,269

Issuance of common stock, net of issuance costs	-	-	8,848,599	88	9,797,352	-	9,797,440

Issuance of vested stock from equity incentive plans	-	-	327,500	3	(3)	-	-

Net income	-	-	-	-	-	89,123,174	89,123,174

Balance, September 30, 2026	150,000	$2	88,428,457	$884	$266,701,425	$(217,485,346)	$49,216,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$89,123,174	$66,748,122

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	33,914	155,092
Unrealized gain on digital assets	(101,999,183)	(77,996,124)
Realized loss on sale of digital assets	1,525,202	-
Digital asset revenue	(3,052,839)	(6,083,617)
Digital asset revenue conversion to USD	2,009,323	-
Realized loss on digital asset revenue conversion to USD	156,943	-
Amortization of loan costs	953,618	794,681
Bad debt reserve for Amazon receivable	-	229
Stock-based compensation	3,890,744	5,756,398
Changes in assets and liabilities
Accounts receivable	22,035	(126,975)
Inventory	(6,144)	117,190
Prepaid expenses and other assets	(363,231)	(1,381,321)
Operating lease assets and liabilities, net	(1,679)	(7,079)
Accounts payable and accrued liabilities	(499,441)	2,204,991
Deferred revenue	(1,123)	38,192
Net cash used in operating activities	(8,208,687)	(9,780,221)

Cash flows from investing activities
Acquisition of digital assets	(3,514,432)	(29,579,741)
Investment in digital assets company	-	(750,000)
Proceeds from the sale of digital assets	2,575,513	-
Acquisition of property and equipment	-	(14,827)
Net cash used in investing activities	(938,919)	(30,344,568)

Cash flows from financing activities
Proceeds from issuance of common stock	10,124,289	50,000,000
Proceeds from exercise of warrants	-	7,889
Payments of equity issuance costs	(326,849)	(2,992,085)
Payments of debt issuance costs	-	(7,628,942)
Net cash provided by financing activities	9,797,440	39,386,862

Net increase (decrease) in cash	649,834	(737,927)

Cash, beginning of period	5,778,586	2,975,150
Cash, end of period	$6,428,420	$2,237,223

Supplemental Cash Flow Disclosures
Interest paid	$2,518,962	$1,946,351
Income tax paid	-	-
Non-cash Investing and Financing Activities
Issuance of common stock for the repayment of convertible notes payable	$-	$1,174,010
Issuance of convertible debt for digital assets acquired	-	151,169,169
Issuance of short-term debt for digital assets acquired	-	30,000,000
Issuance of common stock for advisory services	264,585	-
Issuance of common stock for prepaid advisory services	219,525	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UPEXI, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Company Information and Basis of Presentation

Nature of Operations

Upexi, Inc., is a Delaware corporation, originally formed as a Nevada corporation in 2018. The Company conducts its operations through its subsidiaries, which may change from time to time as a result of acquisitions, dispositions, and other corporate activities. We are in the cryptocurrency industry and the management of cash assets through a cryptocurrency portfolio, primarily focused on Solana tokens and staking of those tokens. We continue to be a brand owner selling consumer products to consumers with distribution and fulfillment being performed by a third party.

Solana Treasury Strategy. We diversified into the cryptocurrency industry and cash management of assets through a cryptocurrency portfolio, primarily focused on Solana tokens and staking of those tokens. Early in 2025, we updated and modified our cash management and treasury strategy to include holding digital currency assets directly on our balance sheet. This was a shift from holding excess cash primarily in FDIC-insured interest-bearing accounts. We adopted this strategy to obtain the highest yield on excess cash. Under this strategy, our treasury policy focuses primarily on Solana (“SOL”), an asset that is considered early in its lifecycle, with respect to both development and usage, as well as institutional adoption. This strategy involves applying a public-market treasury model similar to what has been done with Bitcoin. Management focuses its resources on this digital asset strategy, and the Company’s Solana holdings represent a significant portion of its total assets. Currently, our treasury is exclusively dedicated to the SOL digital asset and we do not intend to dedicate any of the treasury allocated capital to other digital assets.

Our consumer products are distributed in the United States of America and internationally. We manage these operations from our corporate location in Florida.

Upexi operates from our corporate location in Tampa, Florida, where direct to consumer, wholesale and Amazon sales are driven by on-site and remote teams. The Tampa location also supports accounting, corporate oversight, day-to-day finances, business development and operational management.

LuckyTail operates from our corporate location in Tampa, Florida with sales and marketing driven by on-site and remote teams that operate the Amazon sales strategy and daily business operations.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of September 30, 2026 and June 30, 2026 and for the periods ending September 30, 2026 and 2025.

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

Accounts Receivable - Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within a specified time from the invoice date. The trade terms vary based on the customer and typically range from prepaid to 45 days from the invoice date. Interest is not charged by the Company on past due accounts. The carrying amount of receivables is reduced by an allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and, as applicable, reasonable and supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The net accounts receivable balances were $75,209, $97,244, and $157,515 at September 30, 2026, June 30, 2026, and June 30, 2025, respectively. Based on management’s review of accounts receivable, the allowance for credit losses was approximately $59,794 and $29,341 at September 30, 2026 and June 30, 2026, respectively. The Company recognized credit loss expense of $30,453 and $229 for the three months ended September 30, 2026 and 2025, respectively.

Inventory - The Company reviews the inventory level of all products quarterly. For most products that have been in the market for one year or more, we consider inventory levels of greater than one year’s sales to be excess or other items that show slower than projected sales. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero. The slow-moving and obsolete inventory is written off and recorded as charges to cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation, while we continue to market slow-moving inventories until they are sold or become obsolete.

Inventory is stated at the lower of cost or net realizable value. Cost is determined by the weighted average moving cost inventory method. Net realizable value is determined, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors.

Digital Assets - Pursuant to Accounting Standards Update (“ASU”) 2023-08, Intangibles — Goodwill and Other — Crypto Assets: Accounting for and Disclosure of Crypto Assets, codified into Accounting Standards Codification (“ASC”) subtopic 350-60, in-scope crypto assets are required to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard.

The Company measures its liquid SOL holdings at fair value in accordance with ASC 820, Fair Value Measurement, using unadjusted quoted prices in an active market for identical assets that the Company can access at the measurement date. The Company evaluates the principal market for SOL based on the market with the greatest volume and level of activity that is accessible to the Company. Accordingly, the Company classifies the fair value measurement of its liquid SOL holdings within Level 1 of the fair value hierarchy. CoinMarketCap is used as a market-data provider to monitor and corroborate pricing information; it is not considered a principal market or trading venue.

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

Goodwill - The Company evaluates its goodwill for possible impairment at least annually and when one or more triggering events or circumstances indicate that the goodwill might be impaired. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

The Company performed its annual test as of June 30, 2026 and 2025. As of September 30, 2026 and June 30, 2026, the amount in goodwill was $673,854.

Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the three months ended September 30, 2026 and 2025.

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

Revenue by Geography and Product Source

The following table, which excludes digital asset revenue, discloses disaggregated revenue:

	Three Months Ended September 30,
	2026	2025
Primary geographical markets:
United States of America	$368,244	$3,091,974
Other	63,037	64,154
Total	$431,281	$3,156,128
Product source:
Internally manufactured	$17,877	$2,207,110
Contract manufactured	413,404	925,070
Purchased as finished good	-	23,948
Total	$431,281	$3,156,128

Deferred Revenue - The Company records deposits as deferred revenue when a customer pays in advance of shipping the product. Once the product is shipped, the deposit is recorded as revenue and the related commissions are paid. All products were shipped related to deposits in deferred revenue, in less than one year.

We expect to recognize 100% of the deferred revenue as of September 30, 2026 and June 30, 2026, as revenue during the remainder of the fiscal year ending June 30, 2027.

Digital Asset Revenue, Realized and Unrealized Gains and Losses

Acquisition of Solana tokens

We acquire liquid Solana tokens through purchases. In the case of liquid bulk purchases, we recognize the cost basis as the actual price paid. In the case of liquid VWAP (volume-weighted average price) or TWAP (time-weighted average price) over multiple hours or days, we recognize the cost basis as the average price paid for all tokens purchased.

The Company is able to acquire Solana tokens that are locked through direct negotiations with the owner or a third party at a discounted price from the Solana market value price. These locked tokens will unlock over a period of time and once unlocked can be sold on several Solana exchanges. With the purchase of locked Solana, we recognize the cost basis as the actual price paid. The Company purchases locked SOL on the open market at negotiated discounts to the prevailing spot price. The original purchase discount is calculated in SOL tokens and amortized over the unlocking period. The dollar value of the unamortized discount is determined using the SOL spot price at each reporting date. The unlocking of the purchased Solana occurs over a series of dates as prescribed by the purchase agreement. At the time of unlocking, tokens can remain in the original wallet or be transferred into the wallet at our custodian or sold on an open exchange. Once the Solana is unlocked, the fair value is measured at the end of the period at the market value without a discount.

Remeasurement on a recurring basis

Subsequent to the acquisitions of Solana tokens, remeasurement of change in fair value is done by taking the spot price from CoinMarketCap at the end of a month. Our tokens are bifurcated between liquid and locked tokens. In the case of liquid tokens, the aggregate fair value is computed by taking the number of liquid tokens and multiplying that number by the month-end spot price. The Company purchases locked SOL on the open market at negotiated discounts to the prevailing spot price. The original purchase discount is calculated in SOL tokens and amortized over the unlocking period. The dollar value of the unamortized discount is determined using the SOL spot price at each reporting date. As locked tokens become unlocked over time, they will be added to the count of liquid tokens and accordingly, make up less of that discount percentage over time when computing aggregate fair value on locked tokens. The discount used by management is based on the historical purchases of locked Solana management has made on behalf of the Company. Management monitors this discount percentage and adjusts when appropriate.

Per ASC 350-60-45-2, gains and losses from the remeasurement of crypto assets shall be included in net income and presented separately from changes in the carrying value of other intangible assets. Pursuant to this guidance, changes in fair value are reflected on the Condensed Consolidated Statements of Operations. The fair value of the Company's digital assets is measured at each reporting date as the quantity of tokens held multiplied by the quoted price of SOL in its principal market at that date, adjusted for the effect of contractual transfer restrictions on locked tokens. The amount of gains and losses recognized for the period is the difference between that fair value and the carrying amount of the digital assets at the end of the immediately preceding reporting period, or their cost basis for digital assets acquired during the period.

Staking revenue

We earn staking rewards by delegating our digital assets to third-party validators on proof-of-stake blockchain networks. These tokens remain under the Company’s control and are not derecognized, as the delegation does not constitute a transfer of control under ASC 610-20 or ASC 350-60. Rewards are recognized as income when the Company obtains control of the new tokens, typically upon receipt into its wallet. While there is no explicit guidance under GAAP for staking activities, the Company applies the principles of ASC 606, Revenue from Contracts with Customers, by analogy. Management evaluates whether a contract exists, identifies the performance obligations, and determines whether the Company acts as a principal or agent in the transaction. The transaction price is measured at the fair value of the digital assets received at the time control is obtained. Due to the evolving nature of blockchain protocols and limited regulatory guidance, management exercises significant judgment in evaluating validator reliability and the risk of slashing or forfeiture. Changes in protocol rules or accounting interpretations may materially impact how staking revenue is recognized and measured. Solana tokens held by the Company, whether liquid or locked, are eligible for staking. Staking revenue is calculated based on the number of tokens earned and the month-end spot price. This revenue is reported on the Condensed Consolidated Statements of Operations under the line item Digital asset revenue. Changes in the fair value of staking rewards after initial recognition are presented within operating expenses in the Condensed Consolidated Statements of Operations as unrealized gains or losses on digital assets or realized gains or losses on conversions of staking rewards in U.S. dollars, as applicable.

Realized gains and losses on digital assets

To the extent staking rewards are converted into U.S. dollars, realized gains and losses are recognized for the difference between the proceeds received and the historical cost basis of the digital assets converted, determined using the first-in, first-out (“FIFO”) method. These amounts are presented within operating expenses in the Condensed Consolidated Statements of Operations as realized gains or losses on conversions of staking rewards into U.S. dollars.

To the extent digital assets are sold, realized gains and losses are recognized for the difference between the proceeds received and the historical cost basis of the digital assets sold, determined using the FIFO method. These amounts are presented within operating expenses in the Condensed Consolidated Statements of Operations as gains or losses on sales of digital assets.

Advertising - The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes continual investment in advertising is critical to the development and sale of its branded products. Advertising costs of $226,652 and $639,431 were expensed as incurred during the three months ended September 30, 2026 and 2025, respectively.

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

Nonemployee Stock-Based Payments - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows ASC 718, Compensation–Stock Compensation, which applies to all stock-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing stock-based payment awards. Equity classified stock-based awards issued to nonemployees are measured at their grant date fair value. The related costs are recognized in the same periods and in the same manner as if the Company had paid cash for the goods or services.

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The carrying amounts of certain financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and deferred revenue are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Leases - The Company determines if a contract contains a lease at inception. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined as having both the right to obtain substantially all of the economic benefits from use of the asset and the right to direct the use of the asset. Management only reassesses its determination if the terms and conditions of the contract are changed. Leases with an initial term of 12 months or less are not recorded within the accompanying Condensed Consolidated Balance Sheets. GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain. All the Company’s real estate leases are classified as operating leases.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s valuation allowance was $52,898,250 and $79,802,562 as of September 30, 2026 and June 30, 2026, respectively.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had no material uncertain tax positions at September 30, 2026 and June 30, 2026.

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding. The basic earnings (loss) per share denominator includes shares underlying pre-funded warrants and vested restricted stock units that are required to be settled in shares, weighted for the period they qualify for inclusion. Diluted earnings (loss) per share reflects the effect of potentially dilutive common shares, when dilutive. Potentially dilutive common shares may include shares issuable upon the exercise or settlement of stock options, warrants and restricted stock units, and upon the conversion of preferred stock and convertible notes. The following table summarizes the computation of basic and diluted earnings per share for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Numerator:
Net income	$89,123,174	$66,748,122
If-converted impact on net income	1,753,088	649,660
Net income for diluted earnings per share	$90,876,262	$67,397,782
Denominator:
Weighted average common shares outstanding	91,509,448	55,340,634
Weighted average effect of dilutive securities	42,886,497	33,139,316
Weighted average common shares outstanding for diluted earnings per share	134,395,945	88,479,950
Earnings per share:
Basic	$0.97	$1.21
Diluted	$0.68	$0.76

Potentially dilutive securities that were not included in the calculation of diluted earnings (loss) per share because their effect would have been antidilutive were as follows:

	September 30,
	2026	2025

Stock options	662,450	9,478
Warrants	9,794,608	762,770
Restricted stock units	827,171	-
Total	11,284,229	772,248

Stock options, warrants other than pre-funded warrants, and unvested restricted stock units are included in diluted earnings (loss) per share using the treasury stock method, when dilutive. Convertible notes and preferred stock are evaluated using the if-converted method, when dilutive.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”) which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e), (2) include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early application of the amendment is permitted. The ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the effect that ASU 2024-03 will have on its consolidated financial statements and related disclosures.

For the fiscal year beginning July 1, 2026, there have been no other recent accounting pronouncements issued but not yet adopted that are expected to be material to the Company.

Note 3. Inventory

Inventory, net consisted entirely of finished goods and totaled $272,105 and $265,961 as of September 30, 2026 and June 30, 2026, respectively. The Company writes off the value of inventory deemed excessive or obsolete. The Company did not write off any inventory during the three months ended September 30, 2026 and wrote off $70,400 of inventory during the three months ended September 30, 2025. The Company’s inventory reserve was $60,000 and $40,454 as of September 30, 2026 and June 30, 2026, respectively.

Note 4. Digital Assets

The following table summarizes the changes in the Company’s SOL holdings, on a historical cost basis, for the three months ended September 30, 2026 and 2025:

	Liquid		Locked		Staking Revenue		Convertible Note		Total
	Tokens	Tokens Cost	Tokens	Tokens Cost	Tokens	Tokens Cost	Tokens	Tokens Cost	Tokens	Tokens Cost
Balance, June 30, 2025	316,241	$45,097,924	421,451	$59,808,773	6,334	$985,009	-	$-	744,026	$105,891,706

SOL purchases	243,283	47,463,379	73,211	12,116,362	-	-	970,643	151,169,169	1,287,137	210,748,910

Exchanges between locked and liquid SOL, net	(33,222)	(5,872,673)	37,539	5,872,673	-	-	-	-	4,317	-

SOL revenue	-	-	-	-	31,347	6,083,617	-	-	31,347	6,083,617

SOL unlocked	22,556	3,223,415	(22,556)	(3,223,415)	-	-	-	-	-	-

SOL tokens released from convertible note security	7,640	1,173,045	-	-	-	-	(7,640)	(1,173,045)	-	-

Balance, September 30, 2025	556,498	$91,085,090	509,645	$74,574,393	37,681	$7,068,626	963,003	$149,996,124	2,066,827	$322,724,233

Balance, June 30, 2026	899,431	$141,912,320	352,543	$51,637,122	4,000	$289,639	1,084,176	$166,415,463	2,340,150	$360,254,544

SOL purchases	30,083	3,514,432	-	-	-	-	-	-	30,083	3,514,432

SOL sales	(27,700)	(4,100,715)	-	-	(25,300)	(2,166,266)	-	-	(53,000)	(6,266,981)

SOL revenue	-	-	-	-	31,286	3,052,839	-	-	31,286	3,052,839

SOL unlocked	70,871	11,456,497	(70,871)	(11,456,497)	-	-	-	-	-	-

Balance, September 30, 2026	972,685	$152,782,534	281,672	$40,180,625	9,986	$1,176,212	1,084,176	$166,415,463	2,348,519	$360,554,834

The following table summarizes the changes in the Company’s SOL holdings, at fair value, for the three months ended September 30, 2026 and 2025:

Fair Value
Digital assets, June 30, 2025	$105,997,180
Purchases of digital assets	210,748,910
Digital asset revenue	6,083,617
Unrealized gain on digital assets	77,996,124
Digital assets, September 30, 2025	$400,825,831

Digital assets, June 30, 2026	$165,300,682
Purchases of digital assets	3,514,432
Proceeds from sales of digital assets	(4,584,836)
Digital asset revenue	3,052,839
Realized loss on digital asset revenue conversion to USD	(156,943)
Realized loss on sale of digital assets	(1,525,202)
Unrealized gain on digital assets	101,999,183
Digital assets, September 30, 2026	$267,600,155

As of September 30, 2026, management valued liquid SOL at $117.99 per token based on the closing market prices of SOL. The closing market prices of SOL reported by CoinMarketCap as of September 30, 2026 and 2025 were $117.99 and $208.74, respectively.

As of September 30, 2026, the Company held 714,833 locked SOL tokens, consisting of 228,435 locked SOL tokens purchased on the open market at negotiated discounts and 486,398 locked SOL tokens originally acquired through the issuance of convertible notes.

The Company purchases locked SOL on the open market at negotiated discounts to the prevailing spot price. The original purchase discount is calculated in SOL tokens and amortized over the unlocking period. The dollar value of the unamortized discount is determined using the SOL spot price at each reporting date. As of September 30, 2026, the Company had 228,435 locked SOL tokens that were purchased with an unamortized original purchase discount of approximately $3.8 million. As of June 30, 2026, the Company had 263,522 locked SOL tokens that were purchased with an unamortized original purchase discount of approximately $2.4 million. The resulting purchase discount is recognized over the unlocking period based on the contractual token unlocking schedule, which ends in January 2028.

As of September 30, 2026 and June 30, 2026, management estimated the fair value of the Company’s locked SOL tokens originally acquired through the issuance of convertible notes at approximately 90% of the corresponding SOL spot price, or $106.20 and $66.17 per locked token, respectively. As of September 30, 2026 and June 30, 2026, the Company held 486,398 and 585,602 locked SOL tokens that were originally acquired through the issuance of convertible notes, respectively.

The Company had over 95% of its Solana treasury staked as of September 30, 2026 and June 30, 2026. The Company maintains control over the delegated SOL tokens throughout the staking period. Although the tokens undergo a bonding process with validators, the Company retains the ability to initiate unbonding at any time. Upon notification to the validator, the unbonding process begins, which typically takes up to two days. During this period, the tokens remain unavailable for transfer or sale on the open market. Validators do not gain control over the tokens in a manner that meets derecognition criteria. They cannot sell, pledge, or otherwise dispose of the tokens. As such, the Company continues to recognize the delegated SOL tokens as part of its digital asset holdings.

As of September 30, 2026, the Company held 714,833 tokens subject to lock up restrictions. The following table summarizes the unlocking schedule of these Solana tokens:

June 30, 2027	435,479
June 30, 2028	279,354
Total	714,833

Note 5. Property and Equipment

Property and equipment, net, consisted of the following:

	September 30, 2026	June 30, 2026
Furniture and fixtures	$141,729	$141,729
Computer equipment	18,037	18,037
Manufacturing equipment	13,775	13,775
Leasehold improvements	22,833	22,833
Vehicles	206,501	206,501
Property and equipment, gross	402,875	402,875
Less: accumulated depreciation	(209,555)	(194,831)
Property and equipment, net	$193,320	$208,044

Depreciation expense was $14,724 and $135,902 for the three months ended September 30, 2026 and 2025, respectively.

Note 6. Intangible Assets

Intangible assets consisted of the following:

	September 30, 2026
	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Trade name	5 years	$383,792	$316,629	$67,163
Intangible assets		$383,792	$316,629	$67,163

	June 30, 2026
	Estimated Life	Cost	Accumulated Amortization	Net Book Value
Trade name	5 years	$383,792	$297,439	$86,353
Intangible assets		$383,792	$297,439	$86,353

Amortization expense was $19,190 for the three months ended September 30, 2026 and 2025.

Future amortization of intangible assets as of September 30, 2026 is set forth below for the years then ended:
June 30, 2027	$57,569
June 30, 2028	9,594
Total	$67,163

Note 7. Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices, technology, and equipment. We determine if an arrangement is a lease, or contains a lease, at inception, and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. As of September 30, 2026, no option to extend the lease was recognized as right-of-use (“ROU”) assets and lease liabilities. We have lease agreements with lease and non-lease components, and non-lease components are accounted for separately and not included in our ROU assets and corresponding liabilities. We have elected not to present short-term leases in the Condensed Consolidated Balance Sheets as these leases have a lease term of 12 months or less at lease inception.

Operating lease right-of-use assets are presented as Right-of-use asset, net in the Condensed Consolidated Balance Sheets. Operating lease liabilities are presented in the Condensed Consolidated Balance Sheets as Current portion of operating lease payable for the current portion and Operating lease payable, net of current portion for the non-current portion.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized in the Condensed Consolidated Balance Sheets as of September 30, 2026:

2027	$240,516
2028	329,051
2029	42,027
Total undiscounted future minimum lease payments	611,594
Less: imputed interest	(26,195)
Present value of operating lease payable	585,399
Less: current portion of operating lease payable	(301,198)
Operating lease payable, net of current portion	$284,201

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2026 and June 30, 2026 are:

	September 30, 2026	June 30, 2026
Weighted average remaining lease term (months)	23	26
Weighted average incremental borrowing rate	5.0%	5.0%

For the three months ended September 30, 2026 and 2025, the components of lease expense, included in General and administrative and Interest expense, net in the Condensed Consolidated Statements of Operations, are as follows:

	Three Months Ended September 30,
	2026	2025
Lease expense:
Operating lease cost	$77,737	$194,040
Interest expense	-	20,982
Variable lease expense	4,525	52,036
Total lease expense	$82,262	$267,058

Note 8. Accrued Liabilities and Acquisition Payable

Accrued liabilities consist of the following:

	September 30, 2026	June 30, 2026
Accrued professional fees	$717,064	$353,815
Accrued sales tax	2,988	3,620
Accrued services	1,216,695	1,314,213
Other accrued liabilities	8,961	3,873
Accrued liabilities	$1,945,708	$1,675,521

Acquisition payable consists of the following:

	September 30, 2026	June 30, 2026
Payable accrued related to the acquisition of Cygnet	$-	$260,652
Acquisition payable	$-	$260,652

During the three months ended September 30, 2026, the Company reclassified the $260,652 payable related to the acquisition of Cygnet from Acquisition payable to Long-term contingent liabilities in the Condensed Consolidated Balance Sheets. The June 30, 2026 balance retains its previously reported classification within current liabilities. See Note 17 Commitments and Contingencies, for additional information.

Note 9. Short-Term Treasury Debt, Cygnet Subsidiary Notes Payable, and Convertible Notes

Short-Term Treasury Debt

The following table summarizes the Company’s short-term treasury debt as of September 30, 2026 and June 30, 2026:

	Maturity Date	September 30, 2026	June 30, 2026
Short-Term Treasury Debt:
BitGo Credit Facility, interest rates of 7.50% and 11.50% per annum as of September 30, 2026 and June 30, 2026, respectively. The term of the credit facility is for one year and is renewable for successive one-year options.	Notice	$57,295,723	$57,295,723

The Company maintains a credit facility with BitGo Prime, LLC (“BitGo”) under a master loan agreement. Each individual loan under the facility is negotiable as to the amount, term, prepayment or recall (payment demand), and is collateralized by the Company’s treasury assets held at BitGo. There are no requirements or fees for non-use of the credit facility and the facility can be increased in the future based on the value of the assets BitGo is the custodian of for the Company. As of September 30, 2026, there was no remaining availability under the facility.

The loan has no fixed maturity date. BitGo may demand repayment upon 30 days’ notice to the Company, and the Company may repay the loan upon 30 days’ notice to BitGo.

During September 2026, the Company entered into a loan borrower request with BitGo under its existing master loan agreement. The loan borrower request reduced the interest rate on the outstanding borrowings from 11.50% to 7.50% per annum and revised the required collateral and certain margin thresholds.

Cygnet Subsidiary Notes Payable

The following table summarizes the Company’s Cygnet subsidiary notes payable as of September 30, 2026 and June 30, 2026:

	Maturity Date	September 30, 2026	June 30, 2026
Cygnet Subsidiary Notes Payable:
SBA note payable, 10-year term note, 10.25% interest rate and collateralized with all assets of the Company	October 6, 2031	$-	$3,694,721
Current portion of Cygnet subsidiary notes payable		$-	$3,694,721

As of June 30, 2026, the entire SBA note payable balance of $3,694,721 was classified as current because scheduled payments were past due. The SBA note payable maturity date of October 6, 2031 presented above reflects the original contractual maturity date.

During the three months ended September 30, 2026, the Company reclassified the SBA note payable of $3,694,721 and related accrued interest of $1,080,201 to Long-term contingent liabilities in the Condensed Consolidated Balance Sheets. The June 30, 2026 balances retain their previously reported classifications. See Note 17 Commitments and Contingencies, for additional information.

Convertible Notes

The following table summarizes the Company’s convertible notes as of September 30, 2026 and June 30, 2026:

	Maturity Date	September 30, 2026	June 30, 2026
Convertible Notes:
Convertible Notes – July 2025 Issuance, issued in exchange for digital assets, due July 16, 2027. Interest rate per annum is 2.00%. Accrued interest is payable quarterly. At any time prior to maturity, the notes are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $4.25 per share; if a note is not converted prior to maturity, the Company will settle the obligation through the return of the digital assets originally received in exchange for that note.	July 16, 2027	$149,996,123	$149,996,123
Unamortized deferred financing costs on Convertible Notes – July 2025 Issuance		(3,019,789)	(3,973,407)
Convertible Notes – July 2025 Issuance, net		146,976,334	146,022,716

Convertible Note – January 2026 Issuance, issued in exchange for digital assets, due January 9, 2028. Interest rate per annum is 1.00%. Accrued interest is payable quarterly. At any time prior to maturity, the note is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $2.39 per share; if the note is not converted prior to maturity, the Company will settle the obligation through the return of the digital assets originally received in exchange for the note.	January 9, 2028	16,419,340	16,419,340
Total convertible notes		163,395,674	162,442,056
Less: current portion of convertible notes payable		(146,976,334)	-
Convertible notes payable, net of current portion		$16,419,340	$162,442,056

The following table summarizes the outstanding principal balances and contractual settlement terms of the Company’s convertible notes as of September 30, 2026:

			Outstanding
		SOL Tokens	Principal Balance
Convertible Notes	Maturity Date	Deliverable at Maturity*	(Historical USD Value)*
Convertible Notes – July 2025 Issuance	July 16, 2027	962,955	$149,996,123
Convertible Note – January 2026 Issuance	January 9, 2028	121,221	16,419,340

_______________

*

The convertible notes are not repayable in cash. If a holder does not elect conversion into shares of the Company’s common stock before maturity, the Company is required to settle the outstanding principal balance through delivery of the contractually specified quantity of SOL, reduced proportionately for any principal previously converted. The Company evaluated the SOL settlement provisions and the conversion features under ASC 815, Derivatives and Hedging. The Company concluded that the SOL settlement provisions do not require bifurcation because they do not meet the definition of a derivative, including the net-settlement criterion. The Company further concluded that the fixed-price conversion features qualify for the scope exception for contracts involving the Company’s own equity and, therefore, do not require separate derivative accounting. Accordingly, no embedded derivative assets or liabilities were recognized in connection with the convertible notes. The outstanding principal balances represent the historical U.S. dollar values assigned at issuance and do not represent the fair value of the associated SOL as of September 30, 2026 or the value of SOL that may ultimately be delivered at settlement.

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

On January 9, 2026, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company issued to the investor a secured convertible note (the “Convertible Note – January 2026 Issuance”) in the original principal amount of approximately $36.0 million, in exchange for the transfer and contribution of 265,500 units of Solana in the form of locked Solana, with a maturity date of January 9, 2028. The note bears interest at a rate of 1.00% per annum, payable quarterly in cash. At maturity, or upon acceleration following an event of default, to the extent the note has not been converted in full, the investor is entitled to receive a pro rata return of the digital assets corresponding to the outstanding principal balance of the note at such time. The principal amount of the note is convertible, in whole or in part, at the option of the investor at any time, into shares of the Company’s common stock at a fixed conversion price of $2.39 per share, subject to customary adjustments, ownership limitations, and other conditions set forth in the agreement. Furthermore, the Company may deliver forced conversion notices. The note also provides for forced conversion under certain circumstances, subject to satisfaction of specified conditions, including trading price and liquidity thresholds, the effectiveness of a resale registration statement covering the shares issuable upon conversion, and the absence of events of default. The outstanding principal balance of the Convertible Note – January 2026 Issuance was $16.4 million as of September 30, 2026, and June 30, 2026. During June 2026, approximately $19.5 million of principal was exchanged for equity.

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

Note 10. Related Party Transactions

In March 2025, Allan Marshall purchased 125,000 shares of Series A preferred shares from the Company at a per share price of $2.60 per preferred share. This purchase was settled through the cancellation of a $400,000 related party advance. There are no advances due to Allan Marshall as of September 30, 2026 and June 30, 2026.

On April 1, 2024, the Company entered into a lease agreement with MFA 2510 Merchant LLC, which is owned by our CEO, Allan Marshall. The lease was for approximately 10,000 square feet of warehouse and office space, located in Odessa, Florida for $20,060 per month. During the three months ended September 30, 2025, the Company recognized lease expense related to this lease of $79,944. No such lease expense was recognized during the three months ended September 30, 2026. As a result of the Company’s course of action to terminate the CBD gummy and other operations, the Company ceased leasing the facility and had no obligations related to this facility as of September 30, 2026 and June 30, 2026.

On June 13, 2024, the Company entered into a stock purchase agreement pursuant to which the Company sold one hundred percent (100%) of the issued and outstanding equity of its wholly owned subsidiary VitaMedica, Inc. to three investors (the “Buyers”). One of the minority interest Buyers is Allan Marshall, the Company’s CEO. Amounts due from VitaMedica were $43,586 and $10,766 as of September 30, 2026 and June 30, 2026, respectively.

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

Common Stock

During the three months ended September 30, 2026, the Company issued the following shares of common stock:

In connection with the settlement of restricted stock units, 327,500 shares of common stock were issued.

In connection with the Company’s at-the-market offering program, the Company issued 8,848,599 shares of common stock for aggregate gross proceeds of approximately $10.1 million and net proceeds of approximately $9.8 million.

In connection with the advisory services agreement with Hivemind Capital Partners, LLC ("Hivemind"), the Company issued 550,000 shares of common stock with an aggregate grant-date fair value of approximately $0.5 million as an advance payment for advisory services.

Warrants

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

The Company evaluated the warrants and concluded that they met the criteria to be classified within stockholders’ equity within additional paid-in-capital. The warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock and (6) meet the equity classification criteria. As of September 30, 2026, the Company had 3,289,474 warrants outstanding related to the November 2025 private placement offering, 6,337,000 warrants outstanding related to the February 2026 registered direct offering, 6,992,300 pre-funded warrants outstanding related to the June 2026 private placement offering, and an additional 168,134 warrants outstanding related to various prior period issuances.

Note 12. Stock-Based Compensation

The Company maintains the 2019 Equity Incentive Plan (the “2019 Plan”), which provides for the grant of stock-based awards to employees, officers, directors, consultants, and other service providers. The 2019 Plan is administered by the Compensation Committee of the Board of Directors (or such other committee designated by the Board of Directors), which has authority to determine the recipients and terms and conditions of awards granted under the 2019 Plan. Awards may include stock options, restricted stock units, and other stock-based awards authorized under the 2019 Plan. As of September 30, 2026, 25,000,000 shares of the Company’s common stock were authorized for issuance under the 2019 Plan.

Stock Options

A summary of stock option activity for the three months ended September 30, 2026 is as follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2026	664,200	$2.71	4.64	$-
Exercised	-	-	-	-
Forfeited	(1,750)	30.60	-	-
Granted	-	-	-	-
Options outstanding at September 30, 2026	662,450	$2.64	4.39	$-
Options exercisable at September 30, 2026 (vested)	637,450	$2.63	4.40	$-

A summary of stock option activity for the three months ended September 30, 2025 is as follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding at June 30, 2025	621,353	$3.39	5.66	$374,500
Exercised	-	-	-	-
Forfeited	(1,875)	83.14	-	-
Granted	-	-	-	-
Options outstanding at September 30, 2025	619,478	$3.15	5.40	$2,040,400
Options exercisable at September 30, 2025 (vested)	616,287	$3.15	5.39	$2,040,400

The closing market price per common share on September 30, 2026 was $1.14.

Stock-based compensation expense attributable to stock options was approximately $32,961 and $39,360 for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was approximately $22,992 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was approximately 0.18 years.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for the periods ended September 30, 2026 and 2025.

There were 15,811,806 shares available for issuance as of September 30, 2026, under the 2019 Plan as amended. The 2019 Plan contains an “evergreen” provision pursuant to which shares authorized for issuance may be automatically replenished.

Restricted Stock Units

Stock-based compensation from restricted stock units (“RSUs”) was approximately $3,593,198 and $5,409,065 for the three months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, there was approximately $3,236,658 of unrecognized compensation expense related to 4,040,505 RSUs. The weighted-average term remaining on the unvested shares was approximately 0.41 years.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2025	221,917	$2.48
Granted	2,475,000	3.14
Cancelled or Forfeited	-	-
Issued	-	-
Outstanding as of September 30, 2025	2,696,917	$3.08

Outstanding as of June 30, 2026	4,627,252	$4.51
Granted	3,236,000	0.88
Cancelled or Forfeited	-	-
Issued	(327,500)	4.38
Outstanding as of September 30, 2026	7,535,752	$2.96

At September 30, 2026, there were approximately 3,495,247 vested RSUs that have not yet been settled in shares of common stock and are included in the 7,535,752 RSUs outstanding above.

Nonemployee Stock-Based Compensation

On June 22, 2026, the Company entered into a three-year advisory services agreement with Hivemind. Under the agreement, the Company pays a quarterly advisory fee equal to 0.3125% of its market capitalization as of the last trading day of each fiscal quarter. The advisory fee is generally paid in advance through the issuance of shares of common stock.

The agreement limits the number of shares issuable to Hivemind to the number that would not cause Hivemind and its affiliates to beneficially own more than 9.99% of the Company's outstanding common stock. Any portion of the advisory fee that cannot be paid in shares because of this limitation is payable in cash.

During the three months ended September 30, 2026, the Company issued 550,000 shares of common stock to Hivemind with an aggregate grant-date fair value of $484,110. The Company recognizes stock-based compensation expense as the related advisory services are received. The Company recognized $264,585 of stock-based compensation expense related to the agreement for the three months ended September 30, 2026. No such expense was recorded for the three months ended September 30, 2025. As of September 30, 2026, the remaining $219,525 of the grant-date fair value was presented within Prepaid expenses and other assets in the Condensed Consolidated Balance Sheets.

The components of stock-based compensation are as follows:

	Three Months Ended
	September 30,
	2026	2025
Stock options amortization	$32,961	$39,360
Restricted stock units amortization	3,593,198	5,409,065
Warrants amortization granted to asset manager	-	307,973
Nonemployee advisory fee	264,585	-
Total stock-based compensation	$3,890,744	$5,756,398

Note 13. Phantom Stock Appreciation Plan

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

At September 30, 2026, the Board of Directors had awarded the following PSUs with the following grant date values:

Units

Phantom Stock Units with a grant value of $0.92	2,705,120
Total Phantom Stock Units granted	2,705,120

The Company recognizes the estimated compensation cost related to the PSU awards in its condensed consolidated financial statements in accordance with ASC 718. Compensation cost is recognized over the requisite service period, with the liability remeasured at fair value at each reporting date. Changes in the estimated fair value are recognized in General and administrative in the Condensed Consolidated Statements of Operations and the related liability is presented within Accrued compensation in the Condensed Consolidated Balance Sheets.

Management’s estimate of the fair value of the PSU awards at the reporting date is based on a combination of valuation approaches designed to reflect the expected settlement value of the awards. In determining this estimate, the Company considered multiple inputs and methodologies, including valuations derived from the Black-Scholes option pricing model, the Company’s common stock price as of the reporting date, and management’s estimate of the PSU award value. Management evaluated these approaches and selected the methodology it believes best reflects the value of the liability as of the balance sheet date consistent with the cash settlement features of the Plan.

During the three months ended September 30, 2026 and 2025, the Company recognized compensation expense related to the Plan of approximately $0.5 million and $1.4 million, respectively.

Note 14. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. For the three months ended September 30, 2026 and 2025, the Company’s effective tax rate was 0.0% primarily due to a decrease in the valuation allowance that offset income tax expense on pre-tax income for the period.

The estimated effective tax rate is subject to fluctuation based on the mix of earnings and losses by tax jurisdiction and the relative impact of permanent book to tax differences. Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period-to-period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur. For the three months ended September 30, 2026 and 2025, the difference between the U.S. statutory rate and the Company’s effective tax rate is primarily due to the change in the valuation allowance.

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expenses for tax and financial reporting purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred taxes. Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. On June 30, 2026, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. As of September 30, 2026 and June 30, 2026, the Company had a valuation allowance of $52,898,250 and $79,802,562, respectively.

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. Income tax returns generally remain subject to examination by federal and most state tax authorities. The Company is currently under examination by the Internal Revenue Service with respect to its federal income tax return for the year ended December 31, 2023.

Note 15. Risks and Uncertainties

The Company holds a significant portion of its assets in cryptocurrencies, which are subject to substantial market volatility, evolving regulatory frameworks, liquidity constraints, cybersecurity threats, and technological risks. These factors may cause material fluctuations in the fair value of the Company’s holdings and could adversely affect its financial condition and results of operations.

Note 16. Segment Information

The Company operates as one operating segment and has one reportable segment. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The Company’s reportable segment includes its digital asset treasury activities and consumer products operations. The accounting policies of the reportable segment are the same as those described in Note 2.

Financial information is provided to the CODM on a consolidated basis. The CODM uses consolidated revenue and net income to assess the Company’s performance, make operating decisions, and allocate resources.

The CODM is regularly provided with the consolidated expense information presented in the Company’s Condensed Consolidated Statements of Operations. Accordingly, the Company’s segment revenue, significant segment expenses, and net income are the same as the corresponding amounts presented in the Condensed Consolidated Statements of Operations. The Company has no additional significant segment expense categories that are regularly provided to the CODM and included in the measure of segment profit or loss.

The CODM also reviews the Company’s assets on a consolidated basis. Accordingly, segment assets are the same as total assets reported in the Condensed Consolidated Balance Sheets.

Note 17. Commitments and Contingencies

The Company disputes its responsibility for certain unassumed financing and acquisition related obligations associated with the Cygnet acquisition. Cygnet has ceased operations and has no ongoing business activities. The Company maintained a recorded liability of $5,035,574 related to potential claims concerning these obligations at September 30, 2026. These amounts are presented as Long-term contingent liabilities in the Condensed Consolidated Balance Sheets. The ultimate resolution of these matters and the amount, if any, that the Company may be required to pay remain uncertain.

Note 18. Subsequent Events

During October 2026, subsequent to the end of the reporting period, in connection with the Company’s at-the-market offering program, the Company issued approximately 0.1 million shares of common stock for aggregate gross proceeds of approximately $0.1 million.

During November 2026, subsequent to the end of the reporting period, the Company issued 326,935 shares of common stock to Hivemind as an advance payment for advisory fees pursuant to the Company’s advisory services agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

As used in this quarterly report unless otherwise indicated, the terms “we”, “us”, “our”, “Upexi”, and the “Company” mean Upexi, Inc., a Delaware corporation, originally formed as a Nevada corporation in September of 2018. The Company conducts its operations through its subsidiaries, which may change from time to time as a result of acquisitions, dispositions, and other corporate activities.

Operating Segments

The Company operates as one operating and reportable segment that includes its digital asset treasury activities and consumer products operations.

DESCRIPTION OF BUSINESS

Our Company

We are in the cryptocurrency industry and the management of cash assets through a cryptocurrency portfolio, primarily focused on Solana tokens and generating a yield from the treasury, primarily through staking of those tokens. We continue to be brand owners, selling our products wholesale and direct to consumers. Distribution and fulfillment of our products is done by a third-party specializing in these services.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended June 30, 2026.

Results of Operations

The following summary of the Company’s operations should be read in conjunction with its unaudited condensed consolidated financial statements for the three months ended September 30, 2026 and 2025, which are included herein.

	Three Months Ended September 30,
	2026	2025	Change
Revenue	$431,281	$3,156,128	$(2,724,847)
Digital asset revenue	3,052,839	6,083,617	(3,030,778)
Cost of revenue	88,829	956,745	(867,916)
Sales and marketing expenses	288,458	1,067,555	(779,097)
Distribution costs	147,342	887,596	(740,254)
General and administrative expenses	7,055,956	9,257,208	(2,201,252)
Unrealized gain on digital assets	(101,999,183)	(77,996,124)	(24,003,059)
Realized loss on digital asset revenue conversion to USD	156,943	-	156,943
Realized loss on sale of digital assets	1,525,202	-	1,525,202
Stock-based compensation	3,890,744	5,756,398	(1,865,654)
Other operating expenses	33,914	155,092	(121,178)
Other expenses	3,172,741	2,407,153	765,588
Net income	$89,123,174	$66,748,122	$22,375,052

Revenue declined by approximately $2.7 million, or 86.3%, as compared with the same period last year, primarily due to the Company’s shift away from legacy health, wellness and other consumer-product lines and the exit of certain manufacturing and distribution operations. Management’s focus is on the digital asset strategy and resources are allocated accordingly. We do not expect significant increases in revenue from these sources in future quarters.

Digital asset revenue decreased by approximately $3.0 million as compared with the same period last year, primarily due to lower SOL token prices during the current period. The Company earns staking revenue by delegating its digital assets to third-party validators on proof-of-stake blockchain networks. Digital asset revenue in future periods is expected to fluctuate based on the number of SOL tokens held and staked, SOL token prices, and staking reward rates.

Cost of revenue decreased by approximately $0.9 million, or 90.7%, as compared with the same period last year. The gross margin on product revenue, excluding digital asset revenue, was approximately 79.4% and 69.7% for the three months ended September 30, 2026 and 2025, respectively, an increase of approximately 9.7%, as compared with the same period last year, mainly due to the elimination of the manufacturing and distribution operations.

Sales and marketing expenses decreased by approximately $0.8 million, or 73.0%, as compared with the same period last year. Management expects the sales and marketing expenses to significantly decline, quarter over quarter for the remainder of the year as less marketing expenses are spent on the remaining products and several of the fixed sales and marketing expenses have been eliminated.

Distribution costs decreased by approximately $0.7 million, or 83.4%, as compared with the same period last year. The decrease in distribution costs was primarily related to the overall decline in revenue and distribution costs are expected to continue to decline for the remainder of the year.

General and administrative expenses decreased approximately $2.2 million, or 23.8%, as compared with the same period last year. The decrease was primarily due to the $1.8 million decrease in public company expenses, $1.6 million decrease in digital asset treasury expenses, $0.5 million decrease in travel expenses, partially offset by $1.9 million increase in legal expenses. Excluding legal expenses, management expects general and administrative expenses in subsequent quarters to remain relatively consistent with first quarter levels. Management also expects legal expenses to remain elevated through March 31, 2027, then decline and stabilize at less than $250,000 per quarter.

Unrealized gain on digital assets increased by approximately $24.0 million as compared with the same period last year. These gains reflect changes in the fair value of the Company’s SOL holdings during each period and are affected by SOL token price movements and the quantity and timing of holdings.

Realized losses on digital asset revenue converted into USD increased by approximately $0.2 million as the Company began its investments in digital assets toward the end of fiscal year 2025 and there was no staking revenue converted into USD in the prior period. The losses were a result of the price changes on SOL from the period the digital assets were recorded as staking revenue and the price the staking revenue was converted into USD during the three months ended September 30, 2026. The digital asset sales are recorded on a first in first out basis.

Realized loss on sale of digital assets increased by approximately $1.5 million as the Company began its investments in digital assets toward the end of fiscal year 2025 and there were no digital assets sold in the prior period.

Stock-based compensation decreased by approximately $1.9 million as compared with the same period last year. The decrease was primarily due to a $1.8 million decrease in expense related to restricted stock units and a $0.3 million decrease in expense related to warrants granted to the asset manager, partially offset by the increase in nonemployee advisory fee of $0.3 million.

Other operating expenses decreased by approximately $0.1 million as compared with the same period last year. The decrease was primarily due to lower depreciation expense following the disposal of fixed assets associated with businesses disposed of during fiscal year 2026.

Other expenses increased by approximately $0.8 million as compared with the same period last year. The increase was primarily due to increased debt used in the purchase of SOL for the digital asset treasury. In September 2026, the Company negotiated a reduction in the interest rate on its BitGo borrowings from 11.5% to 7.5% per annum. Management expects this reduction to lower annual interest expense by approximately $2.3 million, based on the $57.3 million outstanding as of September 30, 2026, assuming the outstanding principal balance and interest rate remain unchanged.

Liquidity and Capital Resources

Working Capital

	As of September 30, 2026	As of June 30, 2026
Current assets	$201,179,768	$116,766,265
Current liabilities	212,576,645	71,130,418
Working capital	$(11,396,877)	$45,635,847

Cash Flows

	Three Months Ended September 30,
	2026	2025
Cash flows used in operating activities	$(8,208,687)	$(9,780,221)
Cash flows used in investing activities	(938,919)	(30,344,568)
Cash flows provided by financing activities	9,797,440	39,386,862
Net change in cash during the period	$649,834	$(737,927)

On September 30, 2026, the Company had cash of approximately $6.4 million, an increase of approximately $0.6 million from June 30, 2026. The primary changes resulted from financing obtained to implement and grow the Company’s digital asset strategy.

Net cash flows used in operating activities were approximately $8.2 million for the three months ended September 30, 2026, as compared to net cash flows used in operating activities of approximately $9.8 million for the three months ended September 30, 2025. The approximately $89.1 million net income was offset by approximately $102.0 million in unrealized gain on digital assets, and net digital asset revenue not converted to USD of approximately $1.0 million, partially offset by $6.6 million of other noncash addbacks. The changes in assets and liabilities used approximately $0.8 million. Various costs were incurred in connection with beginning, implementing, and growing the Company’s digital asset strategy and are expected to continue.

Net cash flows used in investing activities were approximately $0.9 million for the three months ended September 30, 2026, as compared to net cash flows used in investing activities of approximately $30.3 million for the three months ended September 30, 2025. The primary use of funds was on the acquisitions of SOL for the digital assets treasury during the three months ended September 30, 2026.

Net cash flows provided by financing activities were approximately $9.8 million for the three months ended September 30, 2026, as compared to net cash flows provided by financing activities of approximately $39.4 million for the three months ended September 30, 2025. The decrease primarily reflected a $39.9 million reduction in proceeds from common stock issuances, partially offset by a $10.3 million decrease in payments of equity and debt issuance costs.

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

As of September 30, 2026, the Company held 714,833 tokens subject to lock up restrictions. The following table summarizes the unlocking schedule of these Solana tokens:

June 30, 2027	435,479
June 30, 2028	279,354
Total	714,833

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

As of September 30, 2026, the Company had a working capital deficit of approximately $11.4 million. Current liabilities included approximately $147.0 million representing the net carrying amount of convertible notes whose principal is settleable on a noncash basis under the terms of the agreements. As a result, the working capital deficit does not represent an equivalent cash funding requirement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026 (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation, and, to the best of its knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties are subject, which would reasonably be likely to have a material adverse effect on the Company, other than the following:

•

On November 26, 2025, Upexi, Inc. filed for arbitration against GSR Strategies LLC (“GSR”). The case is presently in active arbitration and is styled Upexi, Inc. v. GSR Strategies LLC, American Arbitration Association. The action stems from an Asset Management Agreement entered between Upexi and GSR effective April 23, 2025 (the “AMA”) and principally relates to the rights and obligations of the parties under the AMA, which was terminated by GSR effective December 26, 2025. Upexi seeks an award concluding the AMA be held void ab initio various declaratory judgments regarding Upexi’s rights under the AMA, and damages related to GSR’s breaches of the AMA. The arbitration hearing was held during October 2026 and a decision is expected in early January 2027. GSR has asserted counterclaims seeking monetary damages and indemnification. Upexi is vigorously prosecuting its claims and defending against all counterclaims by GSR.

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

•

On December 20, 2024 MVW Holdings filed a lawsuit against E-Core Technology, Inc. and named the Company as a defendant in a trademark and trade dress lawsuit. E-Core Technology, Inc. is no longer owned by the Company. This matter has been settled.

•

On September 6, 2024, Eric Hanig filed suit against the Company and Cygnet Online, LLC in state court in Nevada for an alleged failure to pay $300,000 pursuant to a letter agreement. The Company denies all claims and filed counterclaims against Eric Hanig for fraudulently inducing it to enter into the letter agreement and for absconding with the balance of Cygnet Online, LLC’s bank account. The discovery phase of litigation is complete and the Company filed a motion for summary judgment. Prior to the due date for Hanig’s response to the motion for summary judgment, the parties agreed to extend all deadlines to allow Hanig to explore potentially filing for bankruptcy protection. Hanig response to the motion for summary judgement is due November 23, 2026.

Item 1A. Risk Factors

As a “smaller reporting company”, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2026, in connection with the advisory services agreement dated June 22, 2026, the Company issued 550,000 shares of common stock to Hivemind Capital Partners, LLC with an aggregate grant-date fair value of approximately $0.5 million as an advance payment for advisory services. The Company received no cash proceeds from the issuance.

The foregoing securities were issued pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws.

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

(c) Insider Trading Arrangements and Policies

For the period ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.43*	Loan Borrower Request, dated September 9, 2026, by and among Upexi, Inc., BitGo Prime, LLC and, solely with respect to Section 2(d) thereof, BitGo Trust, Inc.
31.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

______________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPEXI, INC.

Dated: November 10, 2026	/s/ Allan Marshall
Allan Marshall
President, Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2026	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

